Form 10-Q
period 2007-03-31
XTENT INC
filed 2007-05-14
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-33282

XTENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2047573
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

125 Constitution Drive

Menlo Park, California 94025-1118

(Address of principal executive offices, including Zip Code)

(650) 475-9400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 1, 2007, there were 22,863,666 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$36,242	$23,105
Short-term investments	49,436	—
Prepaid expenses and other current assets	945	269
Total current assets	86,623	23,374

Property and equipment, net	2,798	2,634
Deferred IPO related costs	—	990
Other non-current assets	123	123
Total assets	$89,544	$27,121

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,804	$860
Accrued liabilities	1,782	1,448
Total current liabilities	3,586	2,308

Redeemable convertible preferred stock:
$0.001 par value; 10,000 and 14,874 shares authorized at March 31, 2007 and December 31, 2006, respectively; zero and 14,744 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (Liquidation preference: $75,899 at December 31, 2006)	—	75,593

Stockholders’ Equity (Deficit):
Common stock: $0.001 par value; 100,000 and 26,000 authorized at March 31, 2007 and December 31, 2006, respectively; 22,263 and 3,352 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	23	3
Additional paid-in capital	148,557	3,956
Deferred stock-based compensation	(592)	(673)
Other comprehensive loss	(29)	—
Deficit accumulated during development stage	(62,001)	(54,066)
Total stockholders’ equity (deficit)	85,958	(50,780)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$89,544	$27,121

(1)	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

 XTENT, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

			Cumulative
			Period from
			June 13, 2002
			(Inception) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007
	As restated

Operating expenses:
Research and development (1)	$6,223	$3,274	$49,749
General and administrative (1)	2,461	941	14,735
Total operating expenses	8,684	4,215	64,484

Loss from operations	(8,684)	(4,215)	(64,484)

Other income (expense):
Interest income	749	108	2,483

Net loss	(7,935)	(4,107)	(62,001)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	(5,678)	(13,095)

Net loss attributable to common stockholders	$(7,935)	$(9,785)	$(75,096)

Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(3.92)

Weighted-average common shares outstanding	14,482	2,493

(1) Includes the following stock-based compensation charges:
Research and development	$388	$117	$1,960
General and administrative	$420	$55	$1,485

The accompanying notes are an integral part of these condensed financial statements.

 XTENT, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cumulative
			Period from
			June 13, 2002
			(Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(7,935)	$(4,107)	$(62,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	154	1,848
Stock based compensation expense	808	172	3,445
Stock issued in exchange for services	—	—	230
Amortization of securities discount	(93)	—	(93)
Loss on disposal of property and equipment	—	9	82
Prepaid expenses and other current assets	(447)	12	(839)
Accrued interest receivable on securities	(229)	—	(229)
Accounts payable	944	(36)	1,804
Accrued liabilities	475	446	1,641
Net cash used in operating activities	(6,209)	(3,350)	(54,112)

Cash flows from investing activities:
Purchase of investments	(49,372)	—	(49,372)
Purchase of property and equipment	(432)	(251)	(4,723)
Proceeds from sale of property and equipment	—	—	18
Net cash used in investing activities	(49,804)	(251)	(54,077)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	69,112	—	68,237
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	9,800	75,593
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock to founders and exercise of stock options	38	83	624
Net cash provided by financing activities	69,150	9,883	144,431

Net increase in cash and cash equivalents	13,137	6,282	36,242

Cash and cash equivalents at beginning of period	23,105	6,564	—

Cash and cash equivalents at end of period	$36,242	$12,846	$36,242

Supplemental disclosure of noncash investing and financing activities:
Deferred stock based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(9)	$—	$(80)
Conversion of redeemable convertible preferred stock to common stock	$75,593	$—	$75,593
Deferred initial public offering costs	$875	$—	$—
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$(5,678)	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$26	$30	$300
Changes in net unrealized gains (losses) on investments	$(29)	$—	$(29)

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – Organization and Basis of Presentation:

Organization

XTENT, Inc. (the “Company”), was incorporated in the state of Delaware on June 13, 2002 (“Inception”), and is focused on developing and commercializing innovative drug eluting stent systems for the treatment of coronary artery disease. The Company is in the development stage and since inception has devoted substantially all of its time and efforts to developing products, raising capital and recruiting personnel.

The Company has incurred net operating losses each year since inception.  At March 31, 2007, the Company had an accumulated deficit of approximately $62.0 million.  The Company has not achieved positive cash flows from operations for any year since inception.  In May and June 2006, the Company completed a Series D redeemable convertible preferred stock financing and raised approximately $30.0 million in cash and on February 1, 2007 completed its initial public offering raising net proceeds of approximately $68.2 million.  In order to continue its operations, the Company must achieve profitable operations, obtain additional debt financing or sell additional shares of its equity.  There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all.  The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management is currently working toward its objective of realizing profitability by successfully obtaining regulatory approval of its products in the United States and Europe.  The failure of the Company to obtain approval of its products by regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

NOTE 2 - Summary of Significant Accounting Policy Update:

Investments

Investments consist primarily of fixed income securities. The Company classifies their  investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of investments is based on quoted market prices. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized. Premiums (discounts) on investments are amortized (accreted) to interest income over the life of the investment.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company’s unrealized gain (loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net loss. Total comprehensive loss during the three months ended March 31, 2007 and 2006 consists of:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Net loss	$(7,935)	$(4,107)
Unrealized loss on investments	(29)	—

Comprehensive loss	$(7,964)	$(4,107)

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

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
		As restated
Numerator:
Net loss attributable to common stockholders	$(7,935)	$(9,785)

Denominator:

Weighted-average common shares outstanding	14,854	3,083
Weighted-average unvested common shares subject to repurchase	(372)	(590)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	14,482	2,493

Basic and diluted net loss per common share	$(0.55)	$(3.92)

The Condensed Statement of Operations for the three months ended March 31, 2006 has been restated from the amounts previously reflected in the Company’s Registration Statement on Form S-1 to reflect a revision in the weighted-average common shares outstanding, and the related net loss per share attributable to common stockholders.  Subsequent to the filing of the Registration Statement on Form S-1 on August 7, 2006, and the subsequent amendments thereto, the Company discovered an error in the calculation of the weighted-average common shares outstanding, related to treatment of the restricted stock from early exercise of stock options.  As a result, the weighted-average shares has been adjusted from approximately 2.02 million post-split shares to approximately 2.5 million shares, and the net loss per share from $4.83 per share to $3.92 per share.

The following table contains selected unaudited condensed statement of operations data:

	Fiscal 2006 Quarter Ended March 31, 2006
	As Restated	As Previously Reported
	(in thousands, except per share amounts)
Net Loss	$(4,107)	$(4,107)
Net loss attibutable to common stockholders	$(9,785)	$(9,785)
Basic and diluted net loss per share attibutable to common stockholders	$(3.92)	$(4.83)
Weighted average common shares outstanding	2,493	2,024

The following redeemable convertible preferred stock and stock options were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Redeemable convertible preferred stock	—	11,373
Options to purchase common Stock	1,853	1,047
Common stock subject to repurchase	350	635
Shares issuable through Employee Stock Purchase Plan	9	—

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for the Company in fiscal year 2008 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

NOTE 3 -  Investments

The fair value of investments as of March 31, 2007 is summarized below:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Commercial paper	$11,853	$—	$(18)	$11,835
US Government securities (maturities less than one year)	27,173	3	(6)	27,170
Corporate bonds (maturities less than one year)	10,439	—	(8)	10,431
Total	$49,465	$3	$(32)	$49,436

NOTE 4 - Common Stock

On January 22, 2007, the Company effected a 1-for-2 reverse stock split of its common stock and redeemable convertible preferred stock pursuant to the filing of an Amended and Restated Certificate of Incorporation. Such Amended and Restated Certificate of Incorporation also provided for the automatic conversion of the then outstanding shares of redeemable convertible preferred stock into shares of common stock. All share and per share amounts included in the Company’s condensed financial statements have been adjusted to reflect this reverse stock split for all periods presented.

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

Each share of common stock has the right to one vote.  The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of March 31, 2007 and December 31, 2006, there were approximately 350,000 and 417,000 shares of common stock, respectively, subject to repurchase, and a related liability of $141,000 and $167,000, respectively.

NOTE 5 - Stock Option Plans

Stock option activity for the three month period ended March 31, 2007 is as follows:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balances, December 31, 2006	132	1,894	$3.09

Additional shares reserved	400	—
Options granted	(65)	65	15.01
Options exercised	—	(67)	0.57
Options forfeited/expired	39	(39)	3.80
Balances, March 31, 2007	506	1,853	$3.59

2006 Employee Stock Purchase Plan

In August 2006, the Company adopted the 2006 Employee Stock Purchase Plan (“ESPP”), which became effective upon the Company’s initial public offering on February 1, 2007. A total of 500,000 shares of common stock have been reserved for issuance.  In addition, the 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2008, equal to the lesser of: 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; or such other amount as the Company’s Board of Directors may determine.  All of the Company’s employees are eligible to participate if they are customarily employed by the Company for at least 20 hours per week and more than five months in any calendar year.  However, an employee may not be granted an option to purchase stock if such employee, immediately after grant, owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007, upon completion of the Company’s initial public offering, and will end on the first trading day on or after May 15, 2007.  The 2006 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime and shift premium, commissions, but exclusive of payments for incentive compensation, bonuses and other compensation.  A Participant may purchase a maximum of 1,250 shares during a six-month purchase period.

Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period.  The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.  If the fair market value of the Company’s common stock on the exercise date is less than the fair market value on the first trading day of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period.  Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock.  Participation ends automatically upon termination of employment with the Company.  The 2006 Employee stock purchase plan will automatically terminate in 2016, unless the Company terminates it sooner.  Through March 31, 2007, no shares have been issued in connection with the 2006 Employee Stock Purchase Plan.

NOTE 8 – Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”).  As of January 1, 2007, the Company has no unrecognized tax benefit.  The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed at January 1, 2007, and there is no change recorded to the beginning retained earnings as a result of the adoption of FIN 48.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at March 31, 2007.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

NOTE 9 - Subsequent Event

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., a company organized under the laws of the Netherlands, under which Fortimedix agreed to manufacture and deliver stents for use in the Company’s products.  The terms of the agreement require minimum purchases over the next two years at contractual prices set in Euros.  The Company estimates that the total minimum obligation under this agreement will be at least $6.4 million through the end of the calendar year 2008, calculated using the Euro to dollar exchange rate as of the date the agreement was signed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements and the related notes included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a development stage medical device company focused on developing and commercializing our proprietary Custom NX® drug eluting stent, or DES, Systems to treat coronary artery disease, or CAD. Since inception we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. We have focused our development efforts on creating our Custom NX DES Systems, which allow a physician to deploy single or multiple stents of customizable lengths with a single device. Our stent systems, the Custom NX 36 and the Custom NX 60, incorporate a modular cobalt chromium stent design as well as a proprietary delivery system. In addition, our stents have a drug coating that is made up of Biolimus A9, an anti-inflammatory drug, and PolyLactic Acid, a biodegradable polymer, which in combination are intended to reduce the incidence of restenosis, or renarrowing of the previously treated artery over time.  We have not yet received any government regulatory approvals necessary to commercialize any of our products.

We are developing 36mm and 60mm stent systems based on our proprietary technology platform. Our stent design is modular in that it consists of multiple 6mm segments in which the ends of each segment interleave with the ends of the adjacent segments, or are interdigitated. This interdigitated modular stent design allows the physician to customize the stent length and deploy the necessary stent segments in the artery in-situ. Our delivery system incorporates a protective sheath and a proprietary mechanism to control the number of stent segments deployed. Our first two stent systems in development are the 36mm Custom NX 36 and the 60mm Custom NX 60. We believe these two systems will enable physicians to provide a therapeutic solution for the majority of CAD patients treated with currently marketed drug eluting stents. Our Custom NX 36 is customizable in length and designed to treat single or multiple lesions. Our Custom NX 60 is designed to give physicians a suitable length stent to treat one long lesion or multiple smaller lesions with the use of one device, reducing the need for multiple catheter exchanges and related device costs. We believe the ability to customize our stent and potentially treat multiple lesions and long lesions with one catheter may improve procedural efficacy and efficiency and lower costs.

We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In May 2006, the eight month clinical data from our CUSTOM I clinical trial was presented at the 2006 Paris Course on Revascularization conference and in October 2006, six month clinical data from our CUSTOM II clinical trial for 40 patients was presented at the 2006 Transcatheter Cardiovascular Therapeutics conference. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and supports further development of our in-situ customization approach. In 2006 we completed enrollment of our CUSTOM II clinical trial and initiated our CUSTOM III clinical trial, both of which are designed to further evaluate the safety and efficacy of in-situ customization with our stents, particularly in patients with long lesions and multiple lesions. Assuming the results from these trials are favorable, we believe the data from our CUSTOM I, II and III clinical trials will be sufficient to support our submission to our designated Notified Body in the European Union for CE Mark. We expect to submit our application for CE Mark in late 2007. We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. To initiate these clinical trials, we must first obtain clearance of an investigational device exemption, or IDE, from the FDA.

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

To date, we have not generated any revenue from our development activities and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our inception in June 2002. Through March 31, 2007, we had an accumulated deficit of approximately $62.0 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since inception we have financed our operations primarily through private placements of equity securities, and on February 1, 2007 we completed the initial public offering of our common stock which raised net proceeds of approximately $68.2 million.

In May 2004, we entered into a license agreement with Biosensors International Group Ltd. (formerly Sun Biomedical Ltd.) and Biosensors Europe S.A. (formerly Occam International B.V.). Pursuant to the agreement, we obtained worldwide non-exclusive rights to use Biosensors’ drug coating on our products, and agreed to pay specified minimum royalties and royalties based on net sales of our products.

Financial Operations

Revenue

To date, we have not generated any revenue from the sale of our stent systems. We do not expect to generate revenue until 2008 at the earliest, subject to obtaining CE Mark.

Research and Development

Our research and development expenses consist primarily of product development, pre-clinical trials, clinical trials and regulatory expenses as well as the cost of manufacturing products for clinical trials. Research and development expenses include employee compensation including stock-based compensation, supplies and materials, consulting expenses, license payments for acquired technology, travel and facilities. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and travel expenses. From our inception through March 31, 2007, we incurred $49.7 million in research and development expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through March 31, 2007, we incurred $14.7 million in general and administrative expenses.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue.   We did not generate any revenue during the three months ended March 31, 2007 or 2006.

Research and Development.   Research and development expenses were $6.2 million for the three months ended March 31, 2007, compared to $3.3 million for the three months ended March 31, 2006. The increase of $2.9 million was primarily due to higher personnel expenses of $1.2 million for additional employees hired in our research and development department, $1.3 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, $154,000 of expenses related to the support of our clinical research studies, and $143,000 due to increased depreciation on equipment and facilities expenses. We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative.   General and administrative expenses were $2.5 million for the three months ended March 31, 2007, compared to $941,000 for the three months ended March 31, 2006. The increase of $1.5 million was primarily due to higher personnel expenses of $748,000 for additional employees hired in marketing and administration, $358,000 due to increased spending for consulting, trade shows and marketing materials, $295,000 due to increased legal and professional expenses related to operating as a public company, and an increase of $120,000 related to insurance and other administrative expenses related to becoming a public company. We expect our general and administrative expenses to increase significantly due to the costs associated with operating as a publicly traded company and the costs associated with the commercialization of our products.

Interest Income.   Interest income was $749,000 for the three months ended March 31, 2007, compared to $108,000 for the three months ended March 31, 2006. The increase of $641,000 was due primarily to higher cash balances as a result of our initial public offering as well as a modest increase in interest rates.

Beneficial Conversion Feature.   In January 2006, we completed the issuance and sale of 4,684,892 shares of Series C convertible preferred stock at $5.42 per share, which price was determined by our board of directors pursuant to negotiations with the investors in that round of financing. In connection with our preparation of the financial statements necessary for our public offering, we reassessed the fair value of our common stock for financial accounting purposes.  Based on this reassessment, we determined the fair value of our common stock in January 2006 to be $8.56 per share. When we issue equity securities that are convertible into common stock at a discount from the common fair value at the commitment date, the difference between the fair value of the common stock and the conversion price multiplied by the number of shares issuable upon conversion is recognized as a beneficial conversion feature. The beneficial conversion feature is presented as a deemed dividend to the related security holders with an offsetting amount to additional paid in capital and will be amortized over the period from the issue date to the first conversion date. Since the equity securities are immediately convertible into common stock by the holder at any time, we recorded and immediately amortized a beneficial conversion charge, or deemed dividend, of approximately $5.7 million in connection with our Series C convertible preferred stock financing in January 2006.  No beneficial conversion charge has been recognized in the three month period ending March 31, 2007.

Liquidity and Capital Resources

Sources of Liquidity

We are in the development stage and have incurred losses since our inception in June 2002. As of March 31, 2007, we had an accumulated deficit of $62.0 million. Prior to our initial public offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our initial public offering, raising $68.2 million in net proceeds.

As of March 31, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $83.0 million, and our primary source of liquidity was $85.7 million in cash and cash equivalents and short term investments.

Cash Flows

Cash Flows from Operating Activities.   Net cash used in operating activities was $6.2 million for the three months ended March 31, 2007, compared to $3.4 million for the three months ended March 31, 2006. The net cash used in operating activities primarily reflects expenses related to product development and clinical trials.  These expenses were offset in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Cash Flows from Investing Activities.   Net cash used in investing activities during the three months ended March 31, 2007 was $49.8 million compared to $251,000 for the three months ended March 31, 2006. Cash used in investing activities for the three months ended March 31, 2007 reflects $49.4 million related to purchases of investments with cash raised by our initial public offering in February 2007.  Purchases of property and equipment were $432,000 and $251,000 in the three months ending March 31, 2007 and 2006, respectively.

Cash Flows from Financing Activities.   Net cash provided by financing activities for the three months ended March 31, 2007 was $69.2 million, compared with $9.9 million for the three months ended March 31, 2006. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily attributable to our initial public offering in February 2007.  Net cash provided by financing activities for the three months ended March 31, 2006 was primarily attributable to the issuance of convertible preferred stock.

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

We believe our cash and cash equivalents and short term investments and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 14 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business.

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

Our forecasts for the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” contained in Section 1A of Part II of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

•       the effect of competing technological and market developments; and

•       licensing technologies for future development.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations

In April 2007, we entered into a supply agreement with Fortimedix B.V., a company organized under the laws of the Netherlands, under which Fortimedix agreed to manufacture and deliver stents designed by us for use in our Custom NX DES system.  The supply agreement requires that we purchase a certain minimum number of the stents during each period at contractual prices set in Euro and also requires Fortimedix to build and maintain the production capacity to meet these minimum volume purchase requirements.  The initial term of the agreement ends on March 18, 2010 and will be automatically extended for successive one year periods unless either party terminates the agreement by giving notice at least six months prior to the initial term or any extension period.  We estimate that our total minimum obligation under this agreement will be at least $6.4 million through the end of the calendar year 2008.  This amount was calculated using the Euro to dollar exchange rate as of the date the agreement was signed. After the end of the calendar year 2008, we have no further obligation to purchase stents from Fortimedix unless the parties otherwise agree in writing on or before January 31, 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115, or SFAS No. 159. SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for us in fiscal year 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2007 is related primarily to our investment portfolio. Our investment portfolio includes a variety of marketable securities, including commercial paper and U.S. government securities.  A change in prevailing interest rates may cause the fair value of our investments to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline.  To minimize this risk, investments are generally held to maturity, and we balance portfolio maturities to both meet cash flow requirements and limit possible long term interest rate risks.

We have entered into a supply agreement with Fortimedix B.V. which requires that we purchase certain minimum volumes of stents at contractual prices set in Euro.  We estimate that our total minimum obligation under this agreement will be at least $6.4 million through the end of the calendar year 2008, and this could increase based on foreign currency rate fluctuations.  For the purposes of the foregoing estimate, we have used the Euro to dollar exchange rate as of the date the agreement was signed. We do not believe this presents a material financial exposure, and do not plan to hedge against foreign currency fluctuations.

ITEM 4T. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are a development stage company with a history of losses, and we expect to incur net losses for the foreseeable future.

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2004, 2005, and 2006, we had net losses of $8.9 million, $14.0 million and $25.0 million, respectively. Through March 31, 2007, we had an accumulated deficit of $62.0 million. To date, we have financed our operations primarily through private placements of our equity securities and our initial public offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development of our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received a CE Mark or approval from the U.S. Food and Drug Administration, or FDA, or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

We are wholly dependent on a third party for the development of the drug coating placed on our drug eluting stents and any delay or failure by such third party to successfully develop the drug coating or to submit an acceptable MAF to regulatory authorities could delay our clinical trials or prevent or delay commercialization of our Custom NX DES Systems.

In May 2004, we entered into a license agreement with Biosensors. Pursuant to the agreement, we obtained non-exclusive rights to use Biosensors’s drug coating on our stent platform. The drug coating consists of Biolimus A9®, an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid, or PLA, a biodegradable polymer used to release the drug over time. The drug coating has not been approved for any use in the European Union, the United States or any other jurisdiction. In April 2005, Biosensors submitted its first module for the master file, or MAF, for the Biolimus A9 and PLA formulation with its designated Notified Body, an independent third party appointed by regulatory authorities to conduct the requisite conformity assessment, in conjunction with Biosensors’ application for CE Mark of its BioMatrix drug eluting stent. Biosensors does not have any prior experience in developing or manufacturing drugs or obtaining regulatory approval for drugs or drugs used in combination with a medical device in any jurisdiction.

In May 2006, Biosensors publicly disclosed that it had responded to all requests for additional information received from its designated Notified Body or the relevant drug authority; however, there can be no assurance that the Notified Body will accept Biosensors’ MAF in its filed form, even with the inclusion of the additional requested data. We have not been involved with, or had access to, any of Biosensors’ filings with its designated Notified Body or the relevant regulatory authorities in the European Union. There is a significant chance that the designated Notified Body, after continued deliberations, may request additional data or tests that could be time consuming for Biosensors to provide. The designated Notified Body who will be reviewing our CE Mark application will be given access to Biosensors’ MAF in connection with our applications for CE Mark. Biosensors will have to obtain a favorable opinion from the relevant drug authority on its MAF before our designated Notified Body can provide us with CE Mark approval. Biosensors has made no public disclosure regarding any filings it may have made with the FDA in connection with its MAF for the drug coating. If Biosensors experiences delays or problems in developing a MAF that we need to reference in our application for CE Mark in the European Union or our

PMA application in the United States, our currently planned clinical trials and the development of our products may be substantially delayed and we may be required to restart clinical programs with an alternative drug coating.  In the event we experience these delays or need to restart clinical programs our regulatory and commercialization timelines will need to be extended and we may experience a significant decline in our stock price.

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

•       we are wholly dependent on the efforts undertaken by the supplier of the drug coating for our products, and may be significantly impacted by any regulatory delays or barriers that our supplier may encounter in submitting an adequate or acceptable master file, or MAF, for the drug coating to the regulatory authorities;

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

In addition to the submission of a MAF, that is acceptable to regulatory authorities, by the supplier for the drug coating that we use on our products, which we intend to reference in the regulatory applications for our products, we must obtain regulatory approval to market our drug eluting stents. Our Custom NX

DES Systems are combination products, incorporating both a drug element and a medical device, and the combination device will be regulated as a Class III medical device in the United States. The drug coating for our stents will be reviewed by the FDA’s Center for Drug Evaluation and Research, or CDER, and the device will be reviewed by the FDA’s Center for Devices and Radiological Health, or CDRH, with the overall product approved by CDRH as a medical device. We believe that no separate approval for the drug independent of the device is required.

We do not currently have the necessary regulatory approvals to market our Custom NX DES Systems or any other products in the United States or in any foreign market, including the European Union. If we obtain the necessary regulatory approvals, we plan initially to launch our products in the European Union and later in the United States. Regulatory approval in the European Union for our products will require us to successfully obtain CE Mark from a designated Notified Body. The regulatory approval process in the United States for our products involves, among other things, successfully receiving authorization from the FDA to conduct clinical trials under an investigational device exemption, or IDE, completing pre-clinical and clinical trials, and applying for and obtaining pre-market approval, or PMA, from the FDA. The PMA process requires us to demonstrate the safety and efficacy of our products to the FDA’s satisfaction. This process is expensive and uncertain and requires detailed and comprehensive scientific and human clinical data. While the FDA review process generally takes one to three years after filing the PMA application, our PMA application review could take much longer and may never result in the FDA granting PMA. The FDA can delay, limit or deny approval of our PMA application for many reasons, including:

•       our stent systems may not be safe or effective or may not otherwise meet the FDA’s requirements;

•       the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•       the manufacturing process or facilities we or our suppliers use may not meet stringent regulatory requirements;

•       the information provided by the supplier of the drug coating in its MAF may be inadequate; and

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

If Biosensors fails to supply us with sufficient quantities of our drug coating, development and commercialization of our Custom NX DES Systems may be prevented or delayed as a result.

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

We rely on third parties to test the drug coating for our stents, and these third parties may use test methods that others may claim as their own. If we must obtain a license to use these methods or develop new testing methods, we may experience delays in our ability to initiate clinical trials or to obtain regulatory approvals for our products as a result.

Certain tests related to the drug coating on our stents must be performed before the stents can be used in U.S. clinical trials or approved for commercial sale. The Company and Biosensors have agreed that the Company will be responsible for performing some of these tests. We have not developed the technology or methods to perform this testing in-house, and plan to rely on third parties to conduct the testing. We have identified certain third parties who we believe have the capability to conduct this testing using methods that do not violate the proprietary rights of others. We can provide no assurance, however, that these testing methods will not violate such rights. If others assert rights to these testing methods, we may need to obtain a license giving us the right to use the testing methods or identify or develop other methods for performing the required testing. We cannot assure you that a license will be available to us or that it will be available on terms that are agreeable to us. If we are unable to obtain a license, we cannot assure you that we will be able to identify or develop alternate testing methods that meet our needs without delaying our regulatory submissions or approvals. This may result in a delay in the release of, or an inability to release, our stents for use in U.S. clinical trials or commercial products and our ability to generate revenue would be adversely affected as a result.

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

If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher® stent and the Taxus® Express2TM stent, the two drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Recent clinical data suggests a small but significant increase in the rate of death and heart attack, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. See “—Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.”

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

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•       Biosensors fails to submit in a timely fashion, if at all, its MAF for the drug coating with its designated Notified Body in the European Union or the FDA, or such filings fail to meet regulatory requirements;

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

Drug eluting stents were introduced in the United States in 2003. To date, the FDA has approved only the Taxus Express2 and the Cypher drug eluting stents for commercial sale. Because drug eluting stents are relatively new and long-term success measures have not been completely validated, regulatory agencies, including the FDA, may take significantly more time in evaluating product approval applications for those types of products. For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the FDA for evaluating the clinical efficacy of stents. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Furthermore, the result of recent studies suggesting a correlation between drug eluting stents and incidents of late-stent thrombosis may further delay and complicate the regulatory pathway for our products. Additionally, we have limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and we have limited personnel and resources to dedicate to the filing and prosecution of these applications.  As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

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

Intellectual property rights, including in particular patent rights, play a critical role in the medical device industry, and therefore in our business. We face significant risks relating to patents, both as to our own patent position as well as to patents held by third parties. If any third-party intellectual property claim against us is successful, we could be prevented from commercializing our Custom NX DES Systems or other products.

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

Various patents owned by third parties are directed to stent structures and materials. These patents include a group of “Lau” patents that were owned by Guidant Corporation, a newly acquired subsidiary of Boston Scientific whose stent technology has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The “Boneau” family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements. The “Fariabi” family of patents, owned by Guidant, are directed to stents comprising cobalt-chromium alloys. The “Israel” and “Pinchasik” families of patents, owned by Medinol, are directed to stents with meandering strut patterns. A patent owned by Wall is directed to a radially collapsible mesh sleeve.

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

While our products are in clinical trials, and prior to commercialization, we believe our activities in the United States related to the submission of data to the FDA could fall within the scope of the statutory infringement exemption that covers activities related to developing information for submission to the FDA. However, this statutory exemption would not cover our stent manufacturing or other activities in the United States that support overseas clinical trials or commercial sales if those activities are not also reasonably related to developing information for submission to the FDA. Currently available drug eluting stents are manufactured outside of the United States, which may insulate manufacturers from adverse rulings on U.S. patent infringement claims. In an adverse ruling, a court may order an injunction requiring a company to stop its U.S. domestic manufacturing operations. We currently do not have any plans to manufacture our stents outside of the United States and any finding of patent infringement against us in the United States could result in our being enjoined from manufacturing our products in the United States and could affect our ability to sell our products in the European Union. In any event, the fact that no third party has asserted a patent infringement claim against us to date should not be taken as an indication, or provide any level of comfort, that a patent infringement claim will not be asserted against us prior to or upon commercialization.

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of March 31, 2007 we have four issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other patent applications pending in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

For example, Johnson & Johnson and Boston Scientific, two companies with far greater financial and marketing resources than we possess, have both developed, and are actively marketing, drug eluting stents that have been approved by the FDA. We may be unable to demonstrate that our Custom NX DES Systems offer any advantages over Johnson & Johnson’s Cypher stent or Boston Scientific’s Taxus Express2 stent. Other large companies, including Medtronic and Abbott Laboratories, are developing and commercializing drug eluting stents. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. The lease on our current facility expires at the end of May 2007, and the size of our current facility is insufficient to support manufacturing on a commercial scale. Prior to the commercial launch of our product we will need to locate additional space, which will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services, or CDHS, and International Standardisation Organization, or ISO. We cannot assure you that additional manufacturing space will be available on commercially reasonable terms, if at all, or that we will be able to obtain the appropriate approvals from the FDA, CDHS or ISO within the time necessary for us to commence commercial manufacturing if at all. If there were a disruption to our existing manufacturing facility, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities and obtaining regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. Finally, based on a verbal agreement with Biosensors, we currently apply the drug coating to our stents in our Menlo Park facilities. Our license agreement with Biosensors does not expressly permit us to apply the drug coating to our stents except under certain limited conditions and we do not have any other written agreement that would allow this to continue to occur. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

We believe our existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 14 months. However, our future funding requirements will depend on many factors, including:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring XTENT to include a report of management on the company’s internal control over financial reporting in our annual reports on Form 10-K. In addition, in our 2008 report on Form 10-K, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of a company’s internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines beginning with our Form 10-K for the period ending December 31, 2007. We will be testing our internal control over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

The Financial Accounting Standards Board has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted to employees. The impact of the adoption of SFAS No. 123(R) on the quarter ended March 31, 2007 was $632,000 and $1.4 million for the year ended December 31, 2006. We rely heavily on stock options to motivate current employees and to attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivational tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net losses may increase, which may have an adverse effect on our reported results of operations.

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

As of May 1, 2007, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 68.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-136371), which was declared effective on January 31, 2007. On February 1, 2007, we completed the initial public offering of our common stock by selling 4.7 million shares at $16.00 per share. Net cash proceeds from the initial public offering were approximately $68.2 million, after deducting underwriting discounts and commissions and other offering costs.

Of the $68.2 million in net proceeds, through March 31, 2007, we have spent approximately $6.7 million including: $500,000 for sales and marketing initiatives, $4.6 million for research and development activities, $1.3 million for operating and general corporate purposes and $286,000 for property and equipment in order to expand our manufacturing capability to complete our CUSTOM III, IV and V clinical trials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

10.8†*	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9*	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136371), which was declared effective on January 31, 2007.

†                     Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTENT, Inc.

Date: May 14, 2007	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2007	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)