Form 10-Q
period 2007-06-30
XTENT INC
filed 2007-08-13
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 3, 2007, there were 22,903,762 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$19,429	$23,105
Short-term investments	57,399	—
Prepaid expenses and other current assets	616	269
Total current assets	77,444	23,374

Property and equipment, net	3,083	2,634
Deferred IPO related costs	—	990
Other non-current assets	149	123
Total assets	$80,676	$27,121

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,397	$860
Accrued liabilities	1,989	1,448
Total current liabilities	3,386	2,308

Redeemable convertible preferred stock: $0.001 par value; 10,000 and 14,874 shares authorized at June 30, 2007 and December 31, 2006, respectively; zero and 14,744 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (Liquidation preference: $75,899 at December 31, 2006 and none at June 30, 2007)	—	75,593

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 100,000 and 26,000 authorized at June 30, 2007 and December 31, 2006, respectively; 22,868 and 3,352 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23	3
Additional paid-in capital	149,270	3,956
Deferred stock-based compensation	(516)	(673)
Other comprehensive loss	(30)	—
Deficit accumulated during development stage	(71,457)	(54,066)
Total stockholders' equity (deficit)	77,290	(50,780)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$80,676	$27,121

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

XTENT, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

					Cumulative
					Period from
					June 13, 2002
					(Date of
					Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2007	2006	2007	2006	2007

Operating expenses:
Research and development (1)	$7,704	$4,285	$13,927	$7,559	$57,453
General and administrative (1)	2,801	1,742	5,262	2,683	17,536
Total operating expenses	10,505	6,027	19,189	10,242	74,989

Loss from operations	(10,505)	(6,027)	(19,189)	(10,242)	(74,989)

Other income (expense):
Interest income and other	1,049	297	1,798	405	3,532

Net loss	(9,456)	(5,730)	(17,391)	(9,837)	(71,457)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	(7,417)	—	(13,095)	(13,095)

Net loss attributable to common stockholders	$(9,456)	$(13,147)	$(17,391)	$(22,932)	$(84,552)

Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(4.89)	$(0.93)	$(8.88)

Weighted-average common shares outstanding	22,551	2,686	18,649	2,582

(1) Includes the following stock-based compensation charges:

Research and development	$348	$209	$736	$326	$2,308
General and administrative	$413	$161	$832	$216	$1,897

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cumulative
			Period from
			June 13, 2002
			(Date of
			Inception) to
	Six Months Ended June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(17,391)	$(9,837)	$(71,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	333	2,124
Stock-based compensation expense	1,568	542	4,205
Stock issued in exchange for services	—	—	230
Amortization of securities discount	(735)	—	(735)
Loss on disposal of property and equipment	—	10	82
Prepaid expenses and other current assets	(236)	(3)	(628)
Accrued interest receivable on securities	(137)	—	(137)
Accounts payable	537	44	1,282
Accrued liabilities	708	760	1,989
Net cash used in operating activities	(15,142)	(8,151)	(63,045)
Cash flows from investing activities:
Purchase of investments	(73,194)	—	(73,194)
Proceeds from maturities of investments	16,500	—	16,500
Purchase of property and equipment	(993)	(616)	(5,284)
Proceeds from sale of property and equipment	—	3	18
Net cash used in investing activities	(57,687)	(613)	(61,960)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	69,112	—	68,237
Proceeds from issuance of redeemable convertible	—	—	—
preferred stock, net of issuance costs	—	39,734	75,593
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	41	132	627
Net cash provided by financing activities	69,153	39,866	144,434

Net increase (decrease) in cash and cash equivalents	(3,676)	31,102	19,429

Cash and cash equivalents at beginning of period	23,105	6,564	—

Cash and cash equivalents at end of period	$19,429	$37,666	$19,429

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(13)	$—	$(84)
Conversion of redeemable convertible preferred stock to common stock	$75,593	$—	$75,593
Deferred initial public offering costs	$875	$—	$—
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$(13,095)	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$52	$—	$326
Changes in net unrealized gains (losses) on investments	$(30)	$—	$(30)

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — Organization and Basis of Presentation:

Organization

XTENT, Inc. (the “Company”) was incorporated in the state of Delaware on June 13, 2002 (“Inception”), and is focused on developing and commercializing innovative drug eluting stent systems for the treatment of coronary artery disease. The Company is in the development stage and since inception has devoted substantially all of its time and efforts to developing products, raising capital and recruiting personnel.

The Company has incurred net operating losses each year since Inception.  At June 30, 2007, the Company had an accumulated deficit of approximately $71.5 million.  The Company has not achieved positive cash flows from operations for any year since Inception.  In May and June 2006, the Company completed a Series D redeemable convertible preferred stock financing and raised approximately $30.0 million in cash and on February 1, 2007 completed its initial public offering raising net proceeds of approximately $68.2 million. As of June 30, 2007, the Company had cash and cash equivalents and short-term investments of approximately $76.8 million.  Based on its current expectations of operating costs, research, development and clinical studies, existing capital resources will not enable the Company to maintain current and planned operations beyond the second quarter of 2008.  In order to continue its operations, the Company must obtain debt financing or sell additional shares of its equity.  There can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management is currently working toward its objective of realizing profitability by successfully obtaining regulatory approval of its products in the United States and Europe.  The failure of the Company to obtain approval of its products by regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company’s unrealized gain (loss) on investments represents the only component of other comprehensive loss that is excluded from the Company’s net loss. Total comprehensive loss during the three and six months ended June 30, 2007 and 2006 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net loss	$(9,456)	$(5,730)	$(17,391)	$(9,837)
Unrealized loss on investments	(1)	—	(30)	—

Comprehensive loss	$(9,457)	$(5,730)	$(17,421)	$(9,837)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(9,456)	$(13,147)	$(17,391)	$(22,932)
Denominator:

Weighted-average common shares outstanding	22,865	3,284	18,989	3,182
Weighted-average unvested common shares subject to repurchase	(314)	(598)	(340)	(600)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	22,551	2,686	18,649	2,582

Basic and diluted net loss per common share	$(0.42)	$(4.89)	$(0.93)	$(8.88)

The following redeemable convertible preferred stock and stock options were excluded from the computation of diluted net loss per common share for the three and six month periods presented because including them would have an antidilutive effect:

	Periods Ended June 30,
	2007	2006
	(in thousands)
Redeemable convertible preferred stock	—	14,744
Options to purchase common stock	1,957	1,671
Common stock subject to repurchase	286	534
Shares issuable through Employee Stock Purchase Plan	27	—

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

NOTE 3 -  Investments

The fair value of investments as of June 30, 2007 is summarized below:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Commercial paper	$14,297	$14	$(1)	$14,310
US Government securities (maturities less than one year)	35,158	3	(17)	35,144
Corporate bonds (maturities less than one year)	7,974	—	(29)	7,945
Total	$57,429	$17	$(47)	$57,399

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

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of June 30, 2007 and December 31, 2006, there were approximately 286,000 and 417,000 shares of common stock, respectively, subject to repurchase, and a related liability of $115,000 and $167,000, respectively.

NOTE 5 - Stock Option Plans

Stock-based compensation and valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Stock options:
Expected volatility	54%	70%	54%	70%
Risk free rate	4.55% - 5.05%	4.76% - 4.95%	4.55% - 5.05%	4.52% - 4.95%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	4.65	6.25	4.65	6.25

ESPP:
Expected volatility	42.1%	NA	42.1% - 50%	NA
Risk free rate	4.9%	NA	4.90% - 5.13%	NA
Dividend yield	0%	NA	0%	NA
Expected term (in years)	0.5	NA	.50 to 0.79	NA

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.  ESPP terms are for the purchase periods starting February 1, 2007 (Initial Public Offering) and May 15, 2007, both of which will end on November 15, 2007.

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three and six month periods ended June 30, 2007 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007.  The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

The risk-free interest rate assumption at the date of grant is based on the U.S Treasury instruments whose term is consistent with the expected term of the Company’s stock options.

Stock option activity for the six month period ended June 30, 2007 is as follows:

		Options Outstanding

			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balances, December 31, 2006	132	1,894	$3.09

Additional shares reserved	400	—	—
Options granted	(198)	198	11.67
Options exercised	—	(71)	0.57
Options forfeited/expired	64	(64)	5.16
Balances, June 30, 2007	398	1,957	$3.98

2006 Employee Stock Purchase Plan

In August 2006, the Company adopted the 2006 Employee Stock Purchase Plan (“ESPP”), which became effective upon the Company’s initial public offering on February 1, 2007. A total of 500,000 shares of common stock have been reserved for issuance pursuant to the ESPP.  In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, beginning with the Company’s fiscal year 2008, equal to the lesser of: 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; or such other amount as the Company’s Board of Directors may determine.  All of the Company’s employees are eligible to participate if they are customarily employed by the Company for at least 20 hours per week and more than five months in any calendar year.  However, an employee may not be granted an option to purchase stock under the ESPP if such employee, immediately after grant, owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007, upon completion of the Company’s initial public offering, and will end on the first trading day on or after May 15, 2007.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime and shift premium, commissions, but exclusive of payments for incentive compensation, bonuses and other compensation.  A Participant may purchase a maximum of 1,250 shares during a six-month purchase period.

Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period.  The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.  Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock.  Participation ends automatically upon termination of employment with the Company.  The ESPP will automatically terminate in 2026, unless the Company terminates it sooner.  Through June 30, 2007, no shares have been issued in connection with the ESPP.

 NOTE 6 — Commitments and Contingencies

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., a company organized under the laws of the Netherlands, under which Fortimedix agreed to manufacture and deliver stents for use in the Company’s products.  The terms of the agreement require minimum purchases over the next two years at contractual prices set in Euros.  As of June 30, 2007, $1.0 million has been paid or accrued for the purchase of stents under this supply agreement, and a future obligation of approximately $5.4 million will be payable through the end of 2008, calculated using the exchange rate on June 30, 2007. The Company does not believe this presents a material financial exposure, and does not plan to hedge against foreign currency fluctuations.

Operating Lease

In May 2007, the Company entered into an amendment to the lease agreement pursuant to which it leases its offices and manufacturing facilities.  The lease amendment extends the term of the lease through May 31, 2012.  The Company may terminate the lease for any reason on or after May 1, 2009, and the landlord may terminate the lease on or after that date provided it has obtained certain redevelopment rights with respect to the leased premises.  Future minimum payments under the amended lease as of June 30, 2007 are as follows:

		Remainder
	Total	of 2007	2008	2009	2010	2011	2012
	(in thousands)
Minimum lease commitment	$2,244	$141	$416	$477	$491	$506	$213

NOTE 7 – Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN  No. 48”).  As of January 1, 2007, the Company has no unrecognized tax benefit.  The adoption of FIN No. 48 resulted in no change to the reserve for unrecognized tax benefits that existed at January 1, 2007, and there is no change recorded to the beginning retained earnings as a result of the adoption of FIN No. 48.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at June 30, 2007.

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

Overview

We are a development stage medical device company focused on developing and commercializing our proprietary Custom NX® drug eluting stent (“DES”) systems to treat coronary artery disease (“CAD”). Since our inception on June 13, 2002 (“Inception”) we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. We have focused our development efforts on creating our Custom NX DES Systems, which allow a physician to deploy single or multiple stents of customizable lengths with a single device. Our stent systems, the Custom NX 36 and the Custom NX 60, incorporate a modular cobalt chromium stent design as well as a proprietary delivery system. In addition, our stents have a drug coating that is made up of Biolimus A9® an anti-inflammatory drug, and PolyLactic Acid, a biodegradable polymer, which in combination are intended to reduce the incidence of restenosis, or renarrowing of the previously treated artery over time.  We have not yet received any government regulatory approvals necessary to commercialize any of our products.

We are developing 36mm and 60mm stent systems based on our proprietary technology platform. Our stent design is modular in that it consists of multiple 6mm segments in which the ends of each segment interleave with the ends of the adjacent segments, or are interdigitated. This interdigitated modular stent design allows the physician to customize the stent length while the device is in the artery. Our delivery system incorporates a protective sheath and a proprietary mechanism to control the number of stent segments deployed. Our first two stent systems in development are the 36mm Custom NX 36 and the 60mm Custom NX 60. We believe these two systems will enable physicians to provide a therapeutic solution for the majority of CAD patients treated with currently marketed drug eluting stents. Our Custom NX 36 is customizable in length and designed to treat single or multiple lesions. Our Custom NX 60 is designed to give physicians a suitable length stent to treat one long lesion or multiple smaller lesions with the use of one device, reducing the need for multiple catheter exchanges and related device costs. We believe the ability to customize our stent and potentially treat multiple lesions and long lesions with one catheter may improve procedural efficacy and efficiency and lower costs.

We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In May 2006, the eight month clinical data from our CUSTOM I clinical trial was presented at the 2006 Paris Course on Revascularization conference and in May 2007, six month clinical data from our CUSTOM II clinical trial for 100 patients was presented at the 2007 EuroPCR conference in Barcelona, Spain. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and supports further development of our in-situ customization approach. In 2006 we completed enrollment of our CUSTOM II clinical trial and initiated our CUSTOM III clinical trial, both of which are designed to further evaluate the safety and efficacy of in-situ customization with our stents, particularly in patients with long lesions and multiple lesions. Assuming the results from these trials are favorable, we believe the data from our CUSTOM I, II and III clinical trials will be sufficient to support our submission to our designated Notified Body in the European Union for CE Mark. We expect to submit our application for CE Mark in late 2007. We will need premarket approval (“PMA”), from the U.S. Food and Drug Administration (“FDA”), before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. To initiate these clinical trials, we must first obtain clearance of an investigational device exemption (“IDE”) from the FDA.  We expect to receive this clearance in a timeframe to permit us to initiate our pivotal U.S. trials in the second half of 2007.

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

To date, we have not generated any revenue and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our Inception in June 2002. Through June 30, 2007, we had an accumulated deficit of approximately $71.5 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since Inception we have financed our operations primarily through private placements of equity securities, and on February 1, 2007 we completed the initial public offering of our common stock which raised net proceeds of approximately $68.2 million.  As of June 30, 2007, we have approximately $76.8 million in cash, cash equivalents and short-term investments.  Based on our current expectations of operating costs, research, development and clinical study costs, existing capital resources will not enable us to maintain current and planned operations beyond the middle of the second quarter of 2008.  In order to continue operations, we plan to obtain debt financing or sell additional shares of equity.

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

Research and Development

Our research and development expenses consist primarily of product development, pre-clinical trials, clinical trials and regulatory expenses as well as the cost of manufacturing products for clinical trials. Research and development expenses include employee compensation including stock-based compensation, supplies and materials, consulting expenses, license payments for acquired technology, travel and facilities. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and travel expenses. From our Inception through June 30, 2007, we incurred $57.5 million in research and development expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our Inception through June 30, 2007, we incurred $17.5 million in general and administrative expenses.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue.   We did not generate any revenue during the three months ended June 30, 2007 or 2006.

Research and Development.   Research and development expenses were $7.7 million for the three months ended June 30, 2007, compared to $4.3 million for the three months ended June 30, 2006. The increase of $3.4 million was primarily due to higher personnel expenses of $1.3 million for additional employees hired in our research and development department,  an increase of $139,000 in stock-based compensation, $1.2 million for prototype parts, supplies, consulting, and outside services related to product development for our Custom NX DES systems, $659,000 of expenses related to the support of our clinical research studies and the resumption of our CUSTOM III clinical trial, and $94,000 due to increased depreciation on equipment and facilities expenses, as we expand our manufacturing capacity. We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative.   General and administrative expenses were $2.8 million for the three months ended June 30, 2007, compared to $1.7 million for the three months ended June 30, 2006. The increase of $1.1 million was primarily due to higher personnel expenses of $324,000 for additional employees hired in marketing and administration, an increase in stock-based compensation expense of $252,000, $316,000 due to increased spending for travel, trade shows and marketing materials, $216,000 due to increased consulting and professional expenses related to operating as a public company, and an increase of $116,000 related to insurance and other administrative expenses related to becoming a public company.  These increases were partially offset by a decrease in compensation of $200,000 related to a relocation bonus paid to our Chief Financial Officer in April 2006. We expect our general and administrative expenses to increase significantly due to the costs associated with operating as a publicly traded company and the costs associated with the commercialization of our products.

Interest Income.   Interest income was $1 million for the three months ended June 30, 2007, compared to $297,000 for the three months ended June 30, 2006. The increase of $703,000 was due primarily to higher cash balances as a result of our initial public offering as well as a modest increase in interest rates, due to investment of our cash balances subsequent to the initial public offering.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue.   We did not generate any revenue during the six months ended June 30, 2007 or 2006.

Research and Development.   Research and development expenses were $13.9 million for the six months ended June 30, 2007, compared to $7.6 million for the six months ended June 30, 2006. The increase of $6.3 million was primarily due to higher personnel expenses of $2.2 million for additional employees hired in our research and development department, an increase in stock-based compensation expense of $410,000, $2.6 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, $813,000 of expenses related to the support of our clinical research studies and the resumption of our CUSTOM III clinical trial, and $206,000 due to increased depreciation on equipment and facilities expenses, as we expand our manufacturing capacity. We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative.   General and administrative expenses were $5.3 million for the six months ended June 30, 2007, compared to $2.7 million for the six months ended June 30, 2006. The increase of $2.6 million was primarily due to higher personnel expenses of $656,000 for additional employees hired in marketing and administration, an increase in stock-based compensation expense of $616,000, $394,000 due to increased spending for travel, trade shows and marketing materials, $880,000 due to increased legal, consulting and professional expenses related to operating as a public company, and an increase of $183,000 related to insurance and other administrative expenses related to becoming a public company. These increases were partially offset by a decrease in compensation of $200,000 related to a relocation bonus paid to our Chief Financial Officer in April 2006. We expect our general and administrative expenses to increase significantly due to the costs associated with operating as a publicly traded company and the costs associated with the commercialization of our products.

Interest Income.   Interest income was $1.8 million for the six months ended June 30, 2007, compared to $405,000 for the six months ended June 30, 2006. The increase of $1.4 million was due primarily to higher cash balances as a result of our initial public offering as well as a modest increase in interest rates, due to investment of our cash balances subsequent to the initial public offering.

Beneficial Conversion Feature.   In January 2006, we completed the issuance and sale of 4,684,892 shares of Series C convertible preferred stock at $5.42 per share, which price was determined by our board of directors pursuant to negotiations with the investors in that round of financing. In June 2006, we completed the issuance and sale of 3,370,758 shares of Series D convertible preferred stock at $8.90 per share, which price was determined by our board of directors pursuant to negotiations with a new investor and existing investors in that round of financing. In connection with our preparation of the financial statements necessary for our public offering, we reassessed the fair value of our common stock for financial accounting purposes.  Based on this reassessment, we determined the fair value of our common stock in January 2006 to be $8.56 per share, in May 2006 to be $11.08 per share and in June 2006 to be $11.70 per share. When we issue equity securities that are convertible into common stock at a discount from the common fair value at the commitment date, the difference between the fair value of the common stock and the conversion price multiplied by the number of shares issuable upon conversion is recognized as a beneficial conversion feature. The beneficial conversion feature is presented as a deemed dividend to the related security holders with an offsetting amount to additional paid in capital and will be amortized over the period from the issue date to the first conversion date. Since the equity securities are immediately convertible into common stock by the holder at any time, we recorded and immediately amortized a beneficial conversion charge, or deemed dividend, of approximately $5.7 million in connection with our Series C convertible preferred stock financing in January 2006, and approximately $7.4 million in connection with our Series D. convertible preferred stock financing in May and June 2006.  No beneficial conversion charge has been recognized in the three or six month periods ending June 30, 2007.

Liquidity and Capital Resources

Sources of Liquidity

We are in the development stage and have incurred losses since our Inception in June 2002. As of June 30, 2007, we had an accumulated deficit of $71.5 million. Prior to our initial public offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our initial public offering, raising $68.2 million in net proceeds. The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals.  These activities, together with increases in selling, general and administrative expenses, as we prepare for a commercial launch of our products in Europe, are expected to result  in substantial operating losses for the next several years. As of June 30, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $74.1 million, and our primary source of liquidity was $76.8 million in cash and cash equivalents and short-term investments.

Cash Flows

Cash Flows from Operating Activities.   Net cash used in operating activities was $15.1 million for the six months ended June 30, 2007, compared to $8.2 million for the six months ended June 30, 2006. The net cash used in operating activities primarily reflects expenses related to product development and clinical trials.  These expenses were offset in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Cash Flows from Investing Activities.   Net cash used in investing activities during the six months ended June 30, 2007 was $57.7 million compared to $613,000 for the six months ended June 30, 2006. Cash used in investing activities for the six months ended June 30, 2007 reflects $73.2 million related to investment of the cash raised by our initial public offering in February 2007, offset by $16.5 million of investment maturities. We did not have investments in 2006. Purchases of property and equipment were $993,000 and $616,000 in the six months ending June 30, 2007 and 2006, respectively, with the increase in 2007 representing increasing investment in production machinery and equipment as we prepare for expanded manufacturing to support our clinical trials.

Cash Flows from Financing Activities.   Net cash provided by financing activities for the six months ended June 30, 2007 was $69.2 million, compared with $39.9 million for the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 was primarily attributable to our initial public offering in February 2007.  Net cash provided by financing activities for the six months ended June 30, 2006 was primarily attributable to the issuance of convertible preferred stock.

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

We believe our cash and cash equivalents and short-term investments and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 10 months. We plan to sell additional equity or debt securities or obtain a credit facility in the first half of 2008. Any such required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business.

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

Our forecasts for the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” contained in Item 1A of Part II of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

In April 2007, we entered into a supply agreement with Fortimedix B.V., a company organized under the laws of the Netherlands, under which Fortimedix agreed to manufacture and deliver stents designed by us for use in our Custom NX DES system.  The supply agreement requires that we purchase a certain minimum number of the stents during each period at contractual prices set in Euros and also requires Fortimedix to build and maintain the production capacity to meet these minimum volume purchase requirements.  The initial term of the agreement ends on March 18, 2010 and will be automatically extended for successive one year periods unless either party terminates the agreement by giving notice at least six months prior to the initial term or any extension period.  To date, $1.0 million has been paid or accrued for the purchase of stents under this supply agreement, and we estimate that our total remaining minimum obligation under this agreement will be at least $5.4 million through the end of the calendar year 2008.  This amount was calculated using the Euro to dollar exchange rate as of June 30, 2007. After the end of the calendar year 2008, we have no further obligation to purchase stents from Fortimedix unless the parties otherwise agree in writing on or before January 31, 2008.

In May 2007, we entered into an amendment to our lease agreement with our landlord, 125 Constitution Associates, L.P., a California limited partnership pursuant to which we lease our principal business offices in Menlo Park, California.  Under the terms of the amendment, we extended the term of our lease to May 31, 2012.  We also expanded the leased premises to include an additional 30,398 square feet.  We may terminate the lease at any time on or after May 1, 2009, and 125 Constitution Associates, L.P. may terminate the lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises.  Future minimum lease commitments as of June 30, 2007 are as follows, assuming neither party terminates the lease prior to the end of the term:

		Remainder
	Total	of 2007	2008	2009	2010	2011	2012
	(in thousands)
Minimum lease commitment	$2,244	$141	$416	$477	$491	$506	$213

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115, (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for us in fiscal year 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at June 30, 2007 is related primarily to our investment portfolio. Our investment portfolio includes a variety of marketable securities, including commercial paper and U.S. government securities.  A change in prevailing interest rates may cause the fair value of our investments to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline.  To minimize this risk, investments are generally held to maturity, and we balance portfolio maturities to both meet cash flow requirements and limit possible long term interest rate risks.

We have entered into a supply agreement with Fortimedix B.V. which requires that we purchase certain minimum volumes of stents at contractual prices set in Euros.  We estimate that our total remaining minimum obligation under this agreement will be at least $5.4 million through the end of the calendar year 2008, and this could increase based on foreign currency rate fluctuations.  For the purposes of the foregoing estimate, we have used the Euro to dollar exchange rate as of June 30, 2007. We do not believe this presents a material financial exposure, and do not plan to hedge against foreign currency fluctuations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

We have incurred net losses since our Inception in June 2002. For the years ended December 31, 2004, 2005, and 2006, we had net losses of $8.9 million, $14.0 million and $25.0 million, respectively. Through June 30, 2007, we had an accumulated deficit of $71.5 million. To date, we have financed our operations primarily through private placements of our equity securities and our initial public offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development of our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received a CE Mark or approval from the U.S. Food and Drug Administration (“FDA”) or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our Inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

We are wholly dependent on a third party for the development of the drug coating placed on our drug eluting stents and any delay or failure by such third party to successfully develop the drug coating or to submit an acceptable MAF to regulatory authorities could delay our clinical trials or prevent or delay commercialization of our Custom NX DES Systems.

In May 2004, we entered into a license agreement with Biosensors. Pursuant to the agreement, we obtained non-exclusive rights to use Biosensors’s drug coating on our stent platform. The drug coating consists of Biolimus A9®, an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid (“PLA”), a biodegradable polymer used to release the drug over time. The drug coating has not been approved for any use in the European Union, the United States or any other jurisdiction. In April 2005, Biosensors submitted its first module for the master file (“MAF”), for the Biolimus A9 and PLA formulation with its designated Notified Body, an independent third party appointed by regulatory authorities to conduct the requisite conformity assessment, in conjunction with Biosensors’ application for CE Mark of its BioMatrix drug eluting stent. Biosensors does not have any prior experience in developing or manufacturing drugs or obtaining regulatory approval for drugs or drugs used in combination with a medical device in any jurisdiction.

In May 2006, Biosensors publicly disclosed that it had responded to all requests for additional information received from its designated Notified Body or the relevant drug authority; however, there can be no assurance that the Notified Body will accept Biosensors’ MAF in its filed form, even with the inclusion of the additional requested data. We have not been involved with, or had access to, any of Biosensors’ filings with its designated Notified Body or the relevant regulatory authorities in the European Union. There is a significant chance that the designated Notified Body, after continued deliberations, may request additional data or tests that could be time consuming for Biosensors to provide. The designated Notified Body who will be reviewing our CE Mark application will be given access to Biosensors’ MAF in connection with our applications for CE Mark. Biosensors will have to obtain a favorable opinion from the relevant drug authority on its MAF before our designated Notified Body can provide us with CE Mark approval. To date, Biosensors has made only limited public disclosure regarding filings it has made with the FDA in connection with its MAF for the drug coating. Any delays Biosensors experiences or problems it has in developing a MAF that we need to reference in our application for CE Mark in the European Union or our PMA application in the United States, may substantially delay our currently planned clinical trials and the development of our products and we may be required to restart clinical programs with an alternative drug coating.  In the event we experience these delays or need to restart clinical programs our regulatory and commercialization timelines will need to be extended and we may experience a significant decline in our stock price.

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

•       we are wholly dependent on the efforts undertaken by the supplier of the drug coating for our products, and may be significantly impacted by any regulatory delays or barriers that our supplier may encounter in submitting an adequate or acceptable master file (“MAF”) for the drug coating to the regulatory authorities;

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

We cannot market our products in the European Union until we receive a CE Mark or in the United States until we receive premarket approval (“PMA”). The earliest we expect to commercialize our products in the European Union is the second half of 2008, if at all, and in the United States in the first half of 2010, if at all. If we are not successful in the initiation and completion of clinical trials for the development, approval and commercialization of our Custom NX DES Systems for the treatment of coronary artery disease (“CAD”), we may never generate any revenue and may be forced to cease operations.

We have not received, and may never receive, FDA or other regulatory approvals to market our Custom NX DES Systems.

In addition to the submission of a MAF, that is acceptable to regulatory authorities, by the supplier for the drug coating that we use on our products, which we intend to reference in the regulatory applications for our products, we must obtain regulatory approval to market our drug eluting stents. Our Custom NX DES Systems are combination products, incorporating both a drug element and a medical device, and the combination device will be regulated as a Class III medical device in the United States. The drug coating for our stents will be reviewed by the FDA’s Center for Drug Evaluation and Research (“CDER”), and the device will be reviewed by the FDA’s Center for Devices and Radiological Health (“CDRH”), with the overall product approved by CDRH as a medical device. We believe that no separate approval for the drug independent of the device is required.

We do not currently have the necessary regulatory approvals to market our Custom NX DES Systems or any other products in the United States or in any foreign market, including the European Union. If we obtain the necessary regulatory approvals, we plan initially to launch our products in the European Union and later in the United States. Regulatory approval in the European Union for our products will require us to successfully obtain CE Mark from a designated Notified Body. Recently, the European Medicines Agency released new guidelines it is proposing for the approval of drug eluting stents.  These new guidelines are more rigorous than existing standards.  Although the proposed guidelines have only been published for comment and are not final, we expect that in order to obtain CE Mark we will need to take these new guidelines into consideration.  The regulatory approval process in the United States for our products involves, among other things, successfully receiving authorization from the FDA to conduct clinical trials under an investigational device exemption (“IDE”), completing pre-clinical and clinical trials, and applying for and obtaining pre-market approval (“PMA”), from the FDA. The PMA process requires us to demonstrate the safety and efficacy of our products to the FDA’s satisfaction. This process is expensive and uncertain and requires detailed and comprehensive scientific and human clinical data. While the FDA review process generally takes one to three years after filing the PMA application, our PMA application review could take much longer and may never result in the FDA granting PMA. The FDA can delay, limit or deny approval of our PMA application for many reasons, including:

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

On September 14, 2006, the FDA issued a Statement on Coronary Drug-Eluting Stents, which discusses recent clinical data presented at the March 2006 American College of Cardiology Scientific Sessions in Atlanta, Georgia and at the September 2006 European Society of Cardiology Annual Meeting/World Congress of Cardiology Meeting in Barcelona, Spain. This data suggested a small but significant increase in the rate of death and myocardial infarction, or heart attack, potentially due to late-stent thrombosis, in patients treated with drug eluting stents at 18 months to three years after stent implantation. The FDA stated that, while these studies have raised important questions regarding the safety and efficacy of drug eluting stents, it is not possible to fully characterize the mechanisms, risks and incidence rates of late-stent thrombosis following implantation of drug eluting stents based on currently available data. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. The Panel made the following statements in response to the FDA’s questions:

•       The Panel was in general agreement that drug eluting stents, when used in accordance with their FDA approved labeled indications, are associated with a clinically important numerical excess of late-stent thromboses (after one year post-implantation) compared to bare metal stents; however, the magnitude of this excess is uncertain and additional data is needed.

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

We obtain our entire supply of the drug coating for our stents from Biosensors and we are unaware of any alternative source for this drug coating. We do not have the right to use alternate suppliers for this drug coating that we obtain from Biosensors. In addition, there is no other source for the drug coating and we are contractually restricted from obtaining Biolimus A9 from any other source and we have not in-licensed an alternative drug for use in the event we are unable to obtain a sufficient supply of Biolimus A9. Currently, Biosensors relies on a sole-source, Nippon Kayaku, a third-party Japanese pharmaceutical company, to manufacture and supply them with Biolimus A9, which Biosensors mixes with the PLA. We have no relationship with, control over, or contact with this pharmaceutical company and cannot contract directly with it to obtain Biolimus A9 if we are unable to obtain Biolimus A9 from Biosensors. In addition, the pharmaceutical company is subject to significant legal and regulatory requirements with regard to the production of Biolimus A9, including onerous current Good Manufacturing Practices regulations (“GMP”), which are strictly enforced by the FDA, and the

Ministry of Health, Labor, and Welfare in Japan and any failure on the part of the pharmaceutical company to comply with these requirements may interrupt Biosensors’ supply of Biolimus A9 and ultimately, our supply of the drug coating. Biosensors has also entered into, and may continue to enter into, agreements to supply the drug coating to other licensees.  Our clinical trials and the development and commercialization of our Custom NX DES Systems could be prevented or delayed if:

•       the supplier of our drug coating is unable or refuses to meet our demand;

•       our license agreement with Biosensors terminates for any reason, including insolvency or our failure to obtain CE Mark or commercialize our products before May 2008; or

•       the supplier of our drug coating does not meet regulatory quality requirements and other specifications.

To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, we anticipate that we will require substantially larger quantities of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating and such supply may not meet our quality requirements or other specifications. For example, we experienced a temporary interruption in the supply of drug coating in the second quarter of 2007.  In the event we do not receive adequate supply of the drug coating, we will likely be unable to locate an alternative supplier of the drug coating, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

We rely on third parties to test the drug coating for our stents, and these third parties may use test methods that others may claim as their own. If we must obtain a license to use these methods or develop new testing methods, we may experience delays in our ability to initiate clinical trials or to obtain regulatory approvals for our products as a result.

Certain tests related to the drug coating on our stents must be performed before the stents can be used in U.S. clinical trials or approved for commercial sale. The Company and Biosensors have agreed that the Company will be responsible for performing some of these tests. We have not developed the technology or methods to perform all this testing in-house, and plan to rely on third parties to conduct some of the testing. We have identified certain third parties who we believe have the capability to conduct this testing using methods that do not violate the proprietary rights of others. We can provide no assurance, however, that these testing methods will not violate such rights. If others assert rights to these testing methods, we may need to obtain a license giving us the right to use the testing methods or identify or develop other methods for performing the required testing. We cannot assure you that a license will be available to us or that it will be available on terms that are agreeable to us. If we are unable to obtain a license, we cannot assure you that we will be able to identify or develop alternate testing methods that meet our needs without delaying our regulatory submissions or approvals. This may result in a delay in the release of, or an inability to release, our stents for use in U.S. clinical trials or commercial products and our ability to generate revenue would be adversely affected as a result.

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

If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES

Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher® stent and the Taxus® Express2TM stent, the two drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Recent clinical data suggests a small but significant increase in the rate of death and heart attack, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.”

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

Before marketing and selling our Custom NX DES Systems or any other products, we must successfully complete pre-clinical studies and clinical trials that demonstrate that our products are safe and effective. We currently have a very limited amount of clinical data regarding the safety and efficacy of our Custom NX DES Systems, and no published data beyond twelve months. The results from our limited short-term clinical experience for our Custom NX DES Systems do no necessarily predict long-term clinical benefit and may not be replicated in subsequent clinical trials. Furthermore, all of our existing data has been produced in studies that involve relatively small patient groups, and the data may not be reproduced in wider patient populations. We plan to conduct additional large-scale clinical trials to determine whether our products are safe and effective and to support our applications for regulatory approval in the European Union and the United States. We expect that one or more of these additional clinical studies will be a comparative study comparing the safety and efficacy of our stents to the Cypher stent or the Taxus Express2 stent, the two drug eluting stents marketed in the United States, and that these studies will involve large patient populations of approximately 2,500 patients.

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, an IDE application must be submitted and approved by the FDA.  We currently anticipate beginning our IDE study in the second half of 2007.  Product development, including pre-clinical studies and clinical testing, is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, if we complete it at all, and a clinical trial may fail at any stage. Furthermore, data obtained from any clinical trial may be inadequate to support a PMA application or any foreign regulatory applications. Additionally, pre-clinical and clinical data can also be interpreted in different ways, which could delay, limit or prevent regulatory approval for our products.

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

Physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party coverages and reimbursement. We believe that physicians will not widely adopt our Custom NX DES Systems unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our Custom NX DES Systems provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting (“CABG”), balloon angioplasty, bare metal stents and other drug eluting stents, such as Johnson & Johnson’s Cypher stent and Boston Scientific’s Taxus Express2 stent. In particular, the use of bare metal stents has reportedly increased, and the use of drug eluting stents has reportedly decreased, at certain hospitals in the United States and elsewhere as a result of recent clinical data indicating a higher incidence rate of late stent thrombosis. We cannot predict the effect that this or other data questioning the safety of drug eluting stents will have on the drug eluting stent market.

We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that our Custom NX DES Systems are an attractive alternative to other drug eluting stent procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other drug eluting or bare metal stents that have received regulatory approval and that are available on the market, our ability to successfully market our Custom NX DES Systems will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our Custom NX DES Systems will vary. Clinical trials conducted with our Custom NX DES Systems have involved procedures performed by physicians who are technically proficient and are high-volume users of drug eluting stents. Consequently, both short- and long-term results reported in these clinical trials may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of our products. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our Custom NX DES Systems will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our suppliers are required to comply with the Quality System Regulation (“QSR”), for the manufacture of our Custom NX DES Systems and GMP for the manufacture of our drug coating and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the GMP and QSR through unannounced inspections. We and our third-party manufacturers and suppliers have not yet been inspected by the FDA and will have to successfully complete such inspections before we receive regulatory approvals for our products. Failure by us or one of our suppliers, including the supplier of our drug coating, to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following enforcement actions:

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of June 30, 2007 we have four issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the United States Patent and Trademark Office (“USPTO”), for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our position in the United States. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. We recently amended our lease agreement for these facilities expanding our leased premises to include an additional 30,398 square feet of space. Under the terms of the amended lease agreement, our landlord may terminate our lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services (“CDHS”), and International Standardisation Organization (“ISO”). If there were a disruption to our existing manufacturing facility, or if our landlord elected to terminate our lease on or after May 1, 2009, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. Finally, based on a verbal agreement with Biosensors, we currently apply the drug coating to our stents in our Menlo Park facilities. Our license agreement with Biosensors does not expressly permit us to apply the drug coating to our stents except under certain limited conditions and we do not have any other written agreement that would allow this to continue to occur. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

If the cost of our drug coating or other components of our stent systems increase significantly, our business and our results of operations may be harmed.

Under the terms of our license agreement with Biosensors, the price we pay for our drug coating may increase as Biosensors’ cost of manufacturing and supplying the drug coating increases. We have experienced one price increase in the past and we may experience additional increases in the future. If we experience significant increases in the cost of our drug coating or other key components of our stent systems, our business and our results of operations may be harmed.

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

Although we have identified several vendors for the components of our products, some of our components are currently provided by only one vendor, or a single-source supplier. In addition to our reliance on Biosensors as the only source for the supply of our drug coating, we also depend on SurModics, which provides the slippery coating on our sheath. We do not have long-term contracts with some of our third-party suppliers of components used in the manufacture of our stent delivery catheters or the cobalt chromium tubing and laser-precision cutting process required to produce the stent segments included in our device. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process and we do not carry a significant inventory of most components used in our products. Establishing additional or replacement suppliers for these components, and obtaining any additional regulatory approvals that may result from adding or replacing suppliers, will take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us. Some of our suppliers are also our competitors and may be reluctant to supply components to us on favorable terms, if at all.

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

From time to time, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones could include obtaining CE Mark approval in the European Union, the initiation of our pivotal U.S. clinical trial for our Custom NX DES Systems, the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

We may not be successful in our efforts to expand our portfolio of products and develop additional technologies.

A key element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our Custom NX DES Systems. We are seeking to do so through our internal research programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology. Research programs to identify new disease targets, products and delivery techniques require substantial technical, financial and human resources, whether or not any products are ultimately identified. We may determine that one or more of our pre-clinical programs do not have sufficient potential to warrant the allocation of resources, such as the potential development of our stent technology for the treatment of peripheral artery disease (“PAD”). Our research programs may initially show promise in identifying potential products, yet fail to yield products for clinical development for many reasons, including the following:

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

We believe our existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 10 months. However, our future funding requirements will depend on many factors, including:

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

Our failure to receive adequate reimbursement or pricing approvals in the United States or internationally would negatively impact market acceptance of our products in the markets in which those approvals are sought. The efficacy, safety, performance and cost-effectiveness of our products under development and of any competing products are some of the factors that will determine the availability of coverage and level of reimbursement. In the United States, a preliminary threshold for coverage and payment of medical devices and drugs generally includes approvals or clearances from the FDA. In addition, there is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. Third-party payors continually attempt to contain or reduce healthcare costs by challenging the prices charged for healthcare products and services, resulting in a downward pressure of reimbursement rates generally. Under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including approximately 10% to 14% reductions for those procedures using drug eluting stents. The reductions are to be transitioned over the next three years, beginning in fiscal year 2007. The Centers for Medicare and Medicaid Services (“CMS”), responsible for administering the Medicare program, also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of the patient’s condition in the hospital inpatient prospective payment system for fiscal year 2008. If coverage and reimbursement for our products is unavailable, insufficient or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues, if any, would be adversely affected.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In the United States and in certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the regulatory and healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted. Post-payment reviews of claims also are conducted. For example, in 2005 the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) audited certain sample claims paid by Medicare contracts for in-patient and out-patient claims involving arterial stent implantation to determine whether Medicare payments for these services were appropriate. The OIG found that 20 of 72 reviewed claims did not meet Medicare reimbursement requirements. Findings of ongoing or widespread inappropriate billing of arterial stents could lead to increased scrutiny in this area, which in turn, could affect our ability to raise capital, obtain additional collaborators and market our products. We also expect to experience pricing pressures in connection with the future sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by these and other future healthcare reforms.

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

We have limited experience complying with public company obligations, including recently enacted changes in securities laws and regulations. Compliance with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

We operated as a private company until February 2007 and prior to that, we were not subject to many of the requirements applicable to public companies. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules related to corporate governance and other matters subsequently adopted by the SEC and NASDAQ Global Market, will result in increased administrative costs to us and increased legal and accounting fees. The impact of these events and heightened corporate governance standards could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. In addition, in our 2008 report on Form 10-K, the independent registered public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines beginning with our Form 10-K for the period ending December 31, 2007. We will be testing our internal control over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

The Financial Accounting Standards Board has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted to employees. The impact of the adoption of SFAS No. 123(R) for the six months ended June 30, 2007 was $1.3 million and $1.4 million for the year ended December 31, 2006. We rely heavily on stock options to motivate current employees and to attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivational tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net losses may increase, which may have an adverse effect on our reported results of operations.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of options, the market price of our common stock could decline. There will be approximately 18,179,378 shares of common stock eligible for sale on August 27, 2007 upon the expiration of lock-up arrangements between our stockholders and underwriters. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of August 1, 2007, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 65.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Of the $68.2 million in net proceeds, through June 30, 2007, we have spent approximately $17.8 million including: $1.4 million for sales and marketing initiatives, $12.4 million for research and development activities, $3.2 million for operating and general corporate purposes and $848,000 for property and equipment in order to expand our manufacturing capability to complete our CUSTOM III, IV and V clinical trials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2007, we held an annual meeting of our stockholders at our corporate headquarters in Menlo Park, California. The first item of business at the meeting was the election of one Class I director. The nominee, Gregory D. Casciaro, was elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Gregory D. Casciaro	20,557,545	22,430

The name of each director other than Mr. Casciaro, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

Henry A. Plain, Jr.

Robert C. Bellas, Jr.

Michael A. Carusi

Robert E. Flaherty

Edward W. Unkart

Allan R. Will

The second item of business at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2007. The appointment of PricewaterhouseCoopers LLP was ratified with 20,578,775 votes in favor, 1,200 against and no abstentions.

ITEM 5. OTHER INFORMATION

On August 9, 2007, our board of directors elected Michael L. Eagle to serve on our board of directors as a Class I director.  Mr. Eagle’s appointment fills a vacancy that has existed on our board since our June 20, 2007 annual meeting of stockholders.  Under the provisions of our bylaws, as a Class I director, Mr. Eagle will hold office until the next election of Class I directors which will take place at our annual meeting of stockholders in 2010.

Subject to our determination that he is an independent director, we expect to name Mr. Eagle as a member of our Audit Committee and as Chairman of our Nominating and Corporate Governance Committee.

Mr. Eagle will receive a retainer of $35,000 per year for serving on our board of directors and $10,000 per year for chairing our Nominating and Corporate Governance Committee.  In addition, pursuant to our 2006 Equity Incentive Plan, Mr. Eagle was automatically granted an option to purchase 30,000 shares of our common stock at an exercise price of $9.06 per share.

Mr. Eagle has over 30 years of experience in manufacturing and general management positions in industry, including medical devices and pharmaceutical products. He was Vice President-Manufacturing for Eli Lilly and Company from 1993-2001. He is a former CEO of IVAC Corporation, and Sr. VP of the Medical Devices and Diagnostics Division of Eli Lilly (later Guidant Corporation). He retired from Eli Lilly and Company in 2001.  He is Chairman of the Board of Directors of Favrille, Inc., and a member of the board of directors of Radiant Medical, Siegel-Robert Corporation, Somaxon Pharmaceutical, and Micrus Endovascular.  Mr. Eagle received his B.S. in Mechanical Engineering from Kettering University and his M.B.A. from the Krannert School of Management at Purdue University.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2(1)	Amended and Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock certificate of the Registrant.
10.1(1)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	2002 Stock Plan and form of stock option agreements used thereunder.
10.3(1)	2006 Equity Incentive Plan and form of stock option agreement used thereunder.
10.4(1)	2006 Employee Stock Purchase Plan.
10.5(1)	Amended and Restated Investor Rights Agreement dated May 5, 2006 by and among the Registrant and certain stockholders.
10.6(1)

Business Park Lease dated September 15, 2003, as amended November 22, 2005, by and between the Registrant and 125 Constitution Associates, L.P. for office space located at 125 Constitution Drive, Menlo Park, California, 94025-1118.

10.7(1)†

License Agreement dated May 4, 2004 as amended February 9, 2005, by and between the Registrant, Biosensors International Group, Ltd. (formerly Sun Biomedical, Ltd.), and Biosensors Europe SA (an affiliate of Occam International, B.V.)

10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136371), which was declared effective on January 31, 2007.

(2)             Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 14, 2007.

†                     Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTENT, Inc.

Date: August 13, 2007	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)