Form 10-Q
period 2007-09-30
XTENT INC
filed 2007-11-02
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 22,924,374 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$23,799	$23,105
Short-term investments	44,296	—
Prepaid expenses and other current assets	483	269
Total current assets	68,578	23,374

Property and equipment, net	3,611	2,634
Deferred IPO related costs	—	990
Other non-current assets	149	123
Total assets	$72,338	$27,121

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,786	$860
Accrued liabilities	1,881	1,448
Total current liabilities	3,667	2,308

Commitments and contingencies (notes 6 and 8)

Redeemable convertible preferred stock:
$0.001 par value; 10,000 and 14,874 shares authorized
at September 30, 2007 and December 31, 2006, respectively;
zero and 14,744 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively
(Liquidation preference: $75,899 at December 31, 2006)	—	75,593

Stockholders' Equity (Deficit):
Common stock: $0.001 par value;
100,000 and 26,000 authorized at September 30, 2007
and December 31, 2006, respectively;
22,912 and 3,352 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	23	3
Additional paid-in capital	150,020	3,956
Deferred stock-based compensation	(436)	(673)
Other comprehensive income	60	—
Deficit accumulated during development stage	(80,996)	(54,066)
Total stockholders' equity (deficit)	68,671	(50,780)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$72,338	$27,121

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

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

					Cumulative
					Period from
					June 13, 2002
					(Date of
	Three Months Ended		Nine Months Ended		Inception to)
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Operating expenses:
Research and development (1)	$7,767	$5,844	$21,694	$13,403	$65,220
General and administrative (1)	2,632	2,594	7,894	5,277	20,168
Total operating expenses	10,399	8,438	29,588	18,680	85,388

Loss from operations	(10,399)	(8,438)	(29,588)	(18,680)	(85,388)

Other income (expense):
Interest and other income, net	860	396	2,658	801	4,392

Net loss	(9,539)	(8,042)	(26,930)	(17,879)	(80,996)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(13,095)	(13,095)

Net loss attributable to common stockholders	$(9,539)	$(8,042)	$(26,930)	$(30,974)	$(94,091)

Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(2.84)	$(1.35)	$(11.65)

Weighted-average common shares outstanding - basic and diluted	22,656	2,830	19,999	2,658

(1) Includes the following stock-based compensation charges:
Research and development	$294	$524	$1,030	$850	$2,602
General and administrative	$490	$362	$1,322	$578	$2,387

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cumulative
			Period from
			June 13, 2002
			(Date of
	Nine Months Ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(26,930)	$(17,879)	$(80,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	821	540	2,401
Stock based compensation expense	2,352	1,428	4,989
Stock issued in exchange for services	—	—	230
Amortization of securities discount	(1,319)	—	(1,319)
Loss on sale of investments	20	—	20
Loss on disposal of property and equipment	9	10	91
Prepaid expenses and other current assets	(98)	(29)	(490)
Accrued interest receivable on securities	(142)	—	(142)
Accounts payable	926	488	1,671
Accrued liabilities	626	529	1,907
Net cash used in operating activities	(23,735)	(14,913)	(71,638)

Cash flows from investing activities:
Purchase of investments	(92,073)	—	(92,073)
Proceeds from maturities of investments	45,150	—	45,150
Proceeds from sale of investments	3,986	—	3,986
Purchase of property and equipment	(1,808)	(946)	(6,099)
Proceeds from sale of property and equipment	—	3	18
Net cash used in investing activities	(44,745)	(943)	(49,018)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	69,112	—	68,237
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	39,692	75,593
Deferred IPO related costs		(556)	—
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	62	451	648
Net cash provided by financing activities	69,174	39,587	144,455

Net increase in cash and cash equivalents	694	23,731	23,799

Cash and cash equivalents at beginning of period	23,105	6,564	—

Cash and cash equivalents at end of period	$23,799	$30,295	$23,799

Supplemental disclosure of noncash investing and financing activities:
Deferred stock based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(22)	$(71)	$(93)
Conversion of redeemable convertible preferred stock to common stock	$75,593	$—	$75,593
Deferred initial public offering costs	$875	$—	$—
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$(13,095)	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$78	$92	$352
Changes in net unrealized gains (losses on investments	$60	$—	$60

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - Organization and Basis of Presentation

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

The Company has incurred net operating losses each year since Inception.  At September 30, 2007, the Company had an accumulated deficit of approximately $81.0 million.  The Company has not achieved positive cash flows from operations for any year since Inception.  In May and June 2006, the Company completed a Series D redeemable convertible preferred stock financing raising approximately $30.0 million in cash and on February 1, 2007 completed its Initial Public Offering raising net proceeds of approximately $68.2 million. As of September 30, 2007, the Company had cash and cash equivalents and short-term investments of approximately $68.1 million.  Based on its current expectations of operating costs, research, development and clinical studies, existing capital resources will not enable the Company to maintain current and planned operations beyond the third quarter of 2008.  In order to continue its operations, the Company must obtain debt financing or sell additional shares of its equity.  There can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management is currently working toward its objective of realizing profitability by successfully obtaining regulatory approval of its products in the United States and Europe.  The failure of the Company to obtain approval of its products by regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

NOTE 2 - Summary of Significant Accounting Policies

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company’s unrealized gains (losses) on available-for-sale securities represent the only component of other comprehensive loss that was excluded from the Company’s net loss and was reflected as a component of stockholders’ equity (deficit).

Total comprehensive loss during the three and nine months ended September 30, 2007 and 2006 consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net loss attributable to common stockholders	$(9,539)	$(8,042)	$(26,930)	$(30,974)
Unrealized gains on available-for-sale securities	90	—	60	—

Comprehensive loss	$(9,449)	$(8,042)	$(26,870)	$(30,974)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(9,539)	$(8,042)	$(26,930)	$(30,974)

Denominator:
Weighted-average common shares outstanding	22,900	3,340	20,307	3,235
Weighted-average unvested common shares subject to repurchase	(244)	(510)	(308)	(577)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	22,656	2,830	19,999	2,658

Basic and diluted net loss per common share	$(0.42)	$(2.84)	$(1.35)	$(11.65)

The following redeemable convertible preferred stock and stock options were excluded from the computation of diluted net loss per common share because including them would have an antidilutive effect:

	As of
	September 30,
	2007	2006
	(in thousands)

Redeemable convertible preferred stock	—	14,744
Options to purchase common stock	1,977	1,839
Common stock subject to repurchase	222	483
Shares issuable through Employee Stock Purchase Plan	50	—

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact, if any, EITF No. 07-3 may have on its financial position and operating results.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for the Company in fiscal year 2008 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and operating results.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 on its financial position and operating results.

NOTE 3 - Investments

The fair value of investments as of September 30, 2007 is summarized below:

Maturities less than one year	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)

Commercial paper	$10,842	$33	$—	$10,875
US Government securities	29,413	33	(1)	29,445
Corporate bonds	3,981	—	(5)	3,976
Total	$44,236	$66	$(6)	$44,296

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

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of September 30, 2007 and December 31, 2006, there were approximately 222,000 and 417,000 shares of common stock, respectively, subject to repurchase, and a related liability of $89,000 and $167,000, respectively.

NOTE 5 - Stock Option Plans

Stock-based compensation and valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Stock options:
Expected volatility	50.8%	70%	50.8% - 54.1%	70%
Risk free rate	4.03% - 5.10%	4.49% - 4.93%	4.03% - 5.10%	4.49% - 4.95%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	4.65	6.25	4.65	6.25

ESPP:
Expected volatility	42.1% - 50%	NA	42.1% - 50%	NA
Risk free rate	4.91% - 5.13%	NA	4.91% - 5.13%	NA
Dividend yield	0%	NA	0%	NA
Expected term (in years)	.50 to 0.79	NA	.50 to 0.79	NA

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

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three and nine month periods ended September 30, 2007 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007.  The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

The risk-free interest rate assumption at the date of grant is based on the U.S Treasury instruments whose term is consistent with the expected term of the Company’s stock options and employee stock purchase plan.

Stock option activity for the nine month period ended September 30, 2007 was as follows:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balance as of December 31, 2006	132	1,894	$3.09

Additional shares reserved	400	—	—
Options granted	(287)	287	10.94
Options exercised	—	(116)	0.55
Options forfeited/expired	88	(88)	4.25

Balance as of September 30, 2007	333	1,977	$4.33

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

Offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007, upon completion of the Company’s Initial Public Offering, and will end on the first trading day on or after November 15, 2007.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime and shift premium, commissions, but exclusive of payments for incentive compensation, bonuses and other compensation.  A Participant may purchase a maximum of 1,250 shares during a six-month purchase period.

Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period.  The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.  Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock.  Participation ends automatically upon termination of employment with the Company.  The ESPP will automatically terminate in 2026, unless the Company terminates it sooner.  Through September 30, 2007, no shares have been issued in connection with the ESPP.

NOTE 6 - Commitments and Contingencies

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., a company organized under the laws of the Netherlands, under which Fortimedix agreed to manufacture and deliver stents for use in the Company’s products.  The terms of the agreement require minimum purchases over the next two years at contractual prices set in Euros.  As of September 30, 2007, $1.9 million has been paid or accrued for the purchase of stents under this supply agreement, and a future obligation of approximately $4.8 million will be payable through the end of 2008, calculated using the exchange rate on September 30, 2007. The Company does not believe this presents a material financial exposure, and does not plan to hedge against foreign currency fluctuations.

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

Future minimum payments under the amended lease as of September 30, 2007 are as follows:

	Total	Remainder of 2007	2008	2009	2010	2011	2012
	(in thousands)
Minimum lease commitments	$2,177	$74	$416	$477	$491	$506	$213

NOTE 7 - Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at September 30, 2007.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

NOTE 8 - Subsequent Event

On October 17, 2007, the Company and Bailer Research, Inc. entered into a Contract Research Organization Agreement (the “Bailer Agreement”) pursuant to which Bailer agreed to provide certain monitoring and monitoring management services with respect to the Company’s planned CUSTOM IV clinical trial for its Custom NX drug eluting stent systems. The Company estimates that it will pay a total of $11 to $13 million to Bailer over a period of approximately 79 months under the terms of the agreement.  Payments will be made in installments as certain trial related milestones are reached commencing when the Company obtains an Investigational Device Exemption from the Food and Drug Administration permitting it to initiate its CUSTOM IV trial. As of September 30, 2007, no expenses have been incurred or accrued related to the Bailer Agreement.

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

BUSINESS OVERVIEW

We are a development stage medical device company focused on developing and commercializing our proprietary Custom NX® drug eluting stent (“DES”) systems to treat coronary artery disease (“CAD”). Since our Inception on June 13, 2002 we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. We have focused our development efforts on creating our Custom NX DES Systems, which allow a physician to deploy single or multiple stents of customizable lengths with a single device. Our stent systems, the Custom NX 36 and the Custom NX 60, incorporate a modular cobalt chromium stent design as well as a proprietary delivery system. In addition, our stents have a drug coating that is made up of Biolimus A9® an anti-inflammatory drug and PolyLactic Acid, a biodegradable polymer, which in combination are intended to reduce the incidence of restenosis, or renarrowing of the previously treated artery over time.  We have not yet received any government regulatory approvals necessary to commercialize any of our products.

We are developing 36mm and 60mm stent systems based on our proprietary technology platform. Our stent design is modular in that it consists of multiple 6mm segments in which the ends of each segment interleave with the ends of the adjacent segments, or are interdigitated. This interdigitated modular stent design allows the physician to customize the stent length while the device is in the artery. Our delivery system incorporates a protective sheath and a proprietary mechanism to control the number of stent segments deployed. Our first two stent systems in development are the 36mm Custom NX 36 and the 60mm Custom NX 60. We believe these two systems will enable physicians to provide a therapeutic solution for the majority of CAD patients treated with currently marketed drug eluting stents. Our Custom NX 36 and Custom NX 60 stent systems are designed to give physicians a suitable length stent to treat one long lesion or multiple smaller lesions with the use of one device, reducing the need for multiple catheter exchanges and related device costs. We believe the ability to customize our stent and potentially treat multiple lesions and long lesions with one catheter may improve procedural efficacy and efficiency and lower costs.

We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2007, the two year clinical data from our CUSTOM I clinical trial and one year clinical data from our CUSTOM II clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and supports further development of our in-situ customization approach. In July 2007 we completed enrollment of our CUSTOM III clinical trial which is designed to further evaluate the safety and efficacy of in-situ customization with our stents, particularly in patients with long lesions and multiple lesions. We believe the data from our CUSTOM I, II and III clinical trials will be sufficient to support our submission to our designated Notified Body in the European Union for CE Mark. We expect to submit our application for CE Mark in late 2007. We will need premarket approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. We expect to obtain this data through our planned CUSTOM IV and CUSTOM V clinical trials, but to initiate these trials we must first obtain an investigational device exemption (“IDE”) approval from the FDA.  In September 2007, we filed an IDE application with the FDA to begin our CUSTOM IV pivotal trial.  In October 2007, we received questions back from the FDA regarding our IDE application.  We are currently working to address the FDA’s questions and will not be able to obtain IDE approval or initiate our CUSTOM IV trial until we do so.

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

To date, we have not generated any revenue and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our Inception in June 2002. As of September 30, 2007, we had an accumulated deficit of approximately $81.0 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since our Inception we have financed our operations primarily through private placements of equity securities, and on February 1, 2007 we completed the Initial Public Offering of our common stock which raised net proceeds of approximately $68.2 million.  As of September 30, 2007, we have approximately $68.1 million in cash, cash equivalents and short-term investments.  Based on our current expectations of operating costs, research, development and clinical study costs, existing capital resources will not enable us to maintain current and planned operations beyond the end of the third quarter of 2008.  In order to continue operations, we plan to sell additional shares of equity or obtain debt financing.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base the discussion and analysis of our financial condition and results of operations upon our unaudited condensed financial statements, which we prepare in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results could differ materially from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

FINANCIAL OPERATIONS

Revenue

To date, we have not generated any revenue from the sale of our stent systems. We do not expect to generate revenue until 2008 at the earliest, subject to obtaining CE Mark.

Research and Development

Our research and development expenses consist primarily of product development, pre-clinical trials, clinical trials and regulatory expenses as well as the cost of manufacturing products for clinical trials. Research and development expenses include employee compensation including stock-based compensation, supplies and materials, consulting expenses, license payments for acquired technology, travel and facilities. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and travel expenses. From our Inception through September 30, 2007, we incurred $65.2 million in research and development expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our Inception through September 30, 2007, we incurred $20.2 million in general and administrative expenses.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

We did not generate any revenue during the three months ended September 30, 2007 or 2006.

Research and Development

	Three Months Ended September 30,		Dollar
(Dollars in thousands)	2007	2006	Change

Research and development expenses	$7,767	$5,844	$1,923

The $1.9 million increase in research and development expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily attributable to (i) an increase of $1.0 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments, (ii) an increase of $1.0 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, (iii) an increase of $0.3 million in depreciation on equipment and facilities costs as we expanded our manufacturing capacity , and (iv) an increase of $0.1 million in expenses related to the support of our clinical research studies. These increases were partially offset by a $0.5 million decrease in patent and licensing fees in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to a $0.5 million license payment to a certain licensor in September 2006. We did not make a license payment to that licensor during the three months ended September 30, 2007.

We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative

	Three Months Ended September 30,		Dollar
(Dollars in thousands)	2007	2006	Change

General and administrative expenses	$2,632	$2,594	$38

The slight increase in general and administrative expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily attributable to (i) an increase of $0.2 million in personnel costs related to the hiring of additional employees in our finance and administration department, (ii) an increase of $0.1 million in employee stock-based compensation expense, (iii) an increase of $0.1 million in consulting and professional services associated with operating as a public company, and (iv) an increase of $0.1 million in insurance and other administrative expenses associated with operating a public company. These increases were partially offset by a $0.4 million decrease in accounting fees in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to a higher level of accounting fees incurred during the three months ended September 30, 2006 in preparation of our Initial Public Offering in February 2007.

We expect our general and administrative expenses to increase significantly due to the costs associated with the commercialization of our products.

Interest and Other Income, Net

	Three Months Ended September 30,		Dollar
(Dollars in thousands)	2007	2006	Change

Interest and other income	$860	$396	$464

The $0.5 million increase in interest and other income for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily attributable to an increase in the levels of cash, cash equivalents and short-term investments as a result of our Initial Public Offering in February 2007.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

We did not generate any revenue during the nine months ended September 30, 2007 or 2006.

Research and Development

	Nine Months Ended September 30,		Dollar
(Dollars in thousands)	2007	2006	Change

Research and development expenses	$21,694	$13,403	$8,291

The $8.3 million increase in research and development expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily attributable to (i) an increase of $3.6 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, (ii) an increase of $3.3 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments, (iii) an increase of $0.9 million in expenses related to the support of our clinical research studies, (iv) an increase of $0.6 million in depreciation on equipment and facilities costs as we expanded our manufacturing capacity, and (v) an increase of $0.4 million in employee stock-based compensation expense. These increases were partially offset by a $0.5 million decrease in patent and licensing fees in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to a $0.5 million license payment to a certain licensor in September 2006. We did not make a license payment to that licensor during the nine months ended September 30, 2007.

We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative

	Nine Months Ended September 30,		Dollar
(Dollars in thousands)	2007	2006	Change

General and administrative expenses	$7,894	$5,277	$2,617

The $2.6 million increase in general and administrative expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily attributable to (i) an increase of $1.0 million in consulting, legal and professional services associated with operating as a public company, (ii) an increase of $0.8 million in personnel costs related to the hiring of additional employees in our finance and administration and marketing departments, (iii) an increase of $0.7 million in employee stock-based compensation expense, (iv)  an increase of $0.4 million due to spending for trade shows, travel and marketing materials, and (v) an increase of $0.3 million in insurance and other administrative expenses associated with operating a public company. These increases were partially offset by a $0.4 million decrease in accounting fees in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to a higher level of accounting fees incurred during the nine months ended September 30, 2006 in preparation of our Initial Public Offering in February 2007. These increases were also partially offset by a $0.2 million decrease in compensation costs in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to a $0.2 million relocation bonus paid to our Chief Financial Officer in April 2006.

We expect our general and administrative expenses to increase significantly due to the costs associated with the commercialization of our products.

Interest and Other Income, Net

	Nine Months Ended September 30,		Dollar
(Dollars in thousands)	2007	2006	Change

Interest and other income	$2,658	$801	$1,857

The $1.9 million increase in interest and other income for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily attributable to an increase in the levels of cash, cash equivalents and short-term investments as a result of our Initial Public Offering in February 2007.

Beneficial Conversion Feature

In January 2006, we completed the issuance and sale of 4,684,892 shares of Series C convertible preferred stock at $5.42 per share, which price was determined by our board of directors pursuant to negotiations with the investors in that round of financing. In June 2006, we completed the issuance and sale of 3,370,758 shares of Series D convertible preferred stock at $8.90 per share, which price was determined by our board of directors pursuant to negotiations with a new investor and existing investors in that round of financing. In connection with our preparation of the financial statements necessary for our public offering, we reassessed the fair value of our common stock for financial accounting purposes.  Based on this reassessment, we determined the fair value of our common stock in January 2006 to be $8.56 per share, in May 2006 to be $11.08 per share and in June 2006 to be $11.70 per share. When we issue equity securities that are convertible into common stock at a discount from the common fair value at the commitment date, the difference between the fair value of the common stock and the conversion price multiplied by the number of shares issuable upon conversion is recognized as a beneficial conversion feature. The beneficial conversion feature is presented as a deemed dividend to the related security holders with an offsetting amount to additional paid in capital and will be amortized over the period from the issue date to the first conversion date. Since the equity securities are immediately convertible into common stock by the holder at any time, we recorded and immediately amortized a beneficial conversion charge, or deemed dividend, of approximately $5.7 million in connection with our Series C convertible preferred stock financing in January 2006, and approximately $7.4 million in connection with our Series D convertible preferred stock financing in May and June 2006.  No beneficial conversion charge has been recognized in the three or nine month periods ending September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of September 30, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	As of September 30, 2007	As of December 31, 2006

Cash and cash equivalents	$23,799	$23,105
Short-term investments	44,296	—

Total cash and cash equivalents and short-term investments	$68,095	$23,105

Sources of Liquidity

We are in the development stage and have incurred losses since our Inception in June 2002. As of September 30, 2007, we had an accumulated deficit of $81.0 million. Prior to our Initial Public Offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our Initial Public Offering, raising $68.2 million in net proceeds. The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals.  These activities, together with increases in selling, general and administrative expenses, as we prepare for a commercial launch of our products in Europe, are expected to result  in substantial operating losses for the next several years.

As of September 30, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $64.9 million, and our primary source of liquidity was $68.1 million in cash and cash equivalents and short-term investments.

Cash Flows

Our operating, investing and financing activities for the nine months ended September 30, 2007 and September 30, 2006 are summarized as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006

Net cash used in operating activities	$(23,735)	$(14,913)
Net cash used in investing activities	(44,745)	(943)
Net cash provided by financing activities	69,174	39,587

Net increase in cash and cash equivalents	$694	$23,731

Operating Activities

Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2007, compared to $14.9 million for the nine months ended September 30, 2006. The net cash used in operating activities for the nine months ended September 30, 2007 and September 30, 2006 primarily reflects expenses related to product development and clinical trials. These expenses were offset in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $44.8 million for the nine months ended September 30, 2007, compared to $1.0 million for the nine months ended September 30, 2006. Net cash used in investing activities for the nine months ended September 30, 2007 was attributable to the purchase of short-term investments of $92.1 million and the purchase of property and equipment of $1.8 million, which were partially offset by the proceeds from the maturities of investments of $45.1 million and the proceeds from the sale of investments of $4.0 million. The net cash used to purchase investments during the nine months ended September 30, 2007 was derived from the cash raised by our Initial Public Offering in February 2007. During the nine months ended September 30, 2006, we purchased property and equipment totaling $1.0 million and we did not have any investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $69.2 million, compared with $39.6 million for the nine months ended September 30, 2006. Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to our Initial Public Offering in February 2007.  Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the issuance of convertible preferred stock.

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

We believe our cash and cash equivalents and short-term investments and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 11 months. We plan to sell additional equity or debt securities or obtain a credit facility by the end of the first half of 2008. Any such required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business.

We anticipate spending approximately $45.0 million to complete our CUSTOM IV and V clinical trials. In addition, we will spend additional funds for regulatory approvals and for activities to commercialize our Custom NX DES Systems, if approved. The development of any new applications of our custom length stent technology and new products will also require the expenditure of significant financial resources and take several years to complete.

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

Contractual Obligations

Our principal commitments as of September 30, 2007 consist of obligations under operating leases and purchase obligations that we enter into through the normal course of business. See Notes 6 and 8 of our Notes to Condensed Financial Statements for more detailed information.

Off-Balance Sheet Arrangements

Since Inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the potential impact, if any, EITF No. 07-3 may have on our financial position and operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115, (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for us in fiscal year 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position and operating results.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 on our financial position and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2007 is related primarily to our investment portfolio. Our investment portfolio includes a variety of marketable securities, including commercial paper and U.S. government securities.  A change in prevailing interest rates may cause the fair value of our investments to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline.  To minimize this risk, investments are generally held until their maturity, and we balance portfolio maturities to both meet cash flow requirements and limit possible long term interest rate risks.

We have entered into a supply agreement with Fortimedix B.V. which requires that we purchase certain minimum volumes of stents at contractual prices set in Euros.  We estimate that our total remaining minimum obligation under this agreement will be at least $4.8 million through the end of the calendar year 2008, and this could increase based on foreign currency rate fluctuations.  For the purposes of the foregoing estimate, we have used the Euro to dollar exchange rate as of September 30, 2007. We do not believe this presents a material financial exposure, and do not plan to hedge against foreign currency fluctuations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

We have incurred net losses since our Inception in June 2002. For the years ended December 31, 2004, 2005, and 2006, we had net losses of $8.9 million, $14.0 million and $25.0 million, respectively. For the nine months ended September 30, 2007, we had net losses of $26.9 million. As of September 30, 2007, we had an accumulated deficit of $81.0 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development of our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received a CE

Mark or approval from the U.S. Food and Drug Administration (“FDA”) or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our Inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

We are wholly dependent on a third party for the development of the drug coating placed on our drug eluting stents and any delay or failure by such third party to successfully develop the drug coating or to submit acceptable MAFs to regulatory authorities could delay our clinical trials or prevent or delay commercialization of our Custom NX DES Systems.

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

In May 2006, Biosensors publicly disclosed that it had responded to all requests for additional information received from its designated Notified Body or the relevant drug authority; however, there can be no assurance that the Notified Body will accept Biosensors’ MAF in its filed form, even with the inclusion of the additional requested data. We have not had access to any of Biosensors’ filings with its designated Notified Body or the relevant regulatory authorities in the European Union. There is a significant chance that the designated Notified Body, after continued deliberations, may request additional data or tests that could be time consuming for Biosensors to provide. To date, Biosensors has made only limited public disclosures regarding filings it has made with the FDA in connection with the MAF for its BioMatrix drug eluting stent.  In order to obtain CE Mark and IDE approval for our Custom NX DES Systems, we require Biosensors, acting on our behalf, to submit MAFs related to our drug coating to our Notified Body and the FDA.  Although the MAFs that Biosensors is required to file with its Notified Body and with the FDA for its own products are not exactly the same as the MAFs we require Biosensors to provide in connection with our CE Mark and IDE approvals, any deficiencies in Biosensor’s MAFs may be indicative of problems that could also impact the MAFs Biosensors submits for our CE Mark and IDE applications.

In order to obtain CE Mark approval for our Custom NX DES Systems, we need Biosensors to submit a MAF related to our drug coating to the designated Notified Body who will review our CE Mark application. We will have to obtain a favorable opinion on this MAF from the relevant drug authority before our designated Notified Body can provide us with CE Mark approval. Any delays Biosensors experiences or problems it has in developing an acceptable MAF for our CE Mark application in the European Union may substantially delay the commercialization of our Custom NX DES systems in Europe as well as certain non-European countries that recognize the European Union’s CE Mark.

In order to obtain IDE approval from the FDA allowing us to initiate our CUSTOM IV or V clinical trials and in order to obtain the PMA allowing us to commercialize our Custom NX DES Systems, we need Biosensors to submit acceptable MAFs related to our drug coating to the FDA on our behalf.  Any delays Biosensors experiences or problems it has in developing these acceptable MAFs for our regulatory filings may substantially delay our currently planned clinical trials and the development of our products and we may be required to restart clinical programs with an alternative drug coating.

In the event we experience these delays or need to restart clinical programs, our regulatory and U.S. commercialization timelines will need to be extended and we may experience a significant decline in our stock price.

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

•       we are wholly dependent on the efforts undertaken by the supplier of the drug coating for our products, and may be significantly impacted by any regulatory delays or barriers that our supplier may encounter in submitting an adequate or acceptable MAF for the drug coating to the regulatory authorities on our behalf;

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

We cannot market our products in the European Union until we receive a CE Mark or in the United States until we receive PMA. The earliest we expect to commercialize our products in the European Union is the second half of 2008, if at all. If we are not successful in the initiation and completion of clinical trials for the development, approval and commercialization of our Custom NX DES Systems for the treatment of coronary artery disease (“CAD”), we may never generate any revenue and may be forced to cease operations.

We have not received, and may never receive, FDA or other regulatory approvals to market our Custom NX DES Systems.

Our Custom NX DES Systems are combination products, incorporating both a drug element and a medical device, and the combination device will be regulated as a Class III medical device in the United States. Information regarding the drug coating for our stents will be reviewed by the FDA’s Center for Drug Evaluation and Research (“CDER”) based on the MAF submitted by Biosensors on our behalf, and the device will be reviewed by the FDA’s Center for Devices and Radiological Health (“CDRH”), with the overall product subject to approval by CDRH as a medical device. We believe that no separate approval for the drug independent of the device is required.

We do not currently have the necessary regulatory approvals to market our Custom NX DES Systems or any other products in the United States or in any foreign market, including the European Union. If we obtain the necessary regulatory approvals, we plan initially to launch our products in the European Union and later in the United States. Regulatory approval in the European Union for our products will require us to successfully obtain CE Mark from a designated Notified Body. In March 2007, the European Medicines Agency released new guidelines it is proposing for the approval of drug eluting stents.  These proposed guidelines are more rigorous than existing standards.  Although the proposed guidelines have only been published for comment and are not final, we expect that in order to obtain CE Mark we will need to take the proposed guidelines into consideration.

The regulatory approval process in the United States for our products involves, among other things, successfully receiving authorization from the FDA to conduct clinical trials under an investigational device exemption (“IDE”), completing pre-clinical and clinical trials, and applying for and obtaining PMA from the FDA. The PMA process requires us to demonstrate the safety and efficacy of our products to the FDA’s satisfaction. This process is expensive and uncertain and requires detailed and comprehensive scientific and human clinical data. While the FDA review process generally takes one to three years after filing the PMA application, our PMA application review could take much longer and may never result in the FDA granting PMA. The FDA could delay, limit or deny approval of our PMA application for many reasons, including:

•       our stent systems may not be safe or effective or may not otherwise meet the FDA’s requirements;

•       the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•       the manufacturing process or facilities we or our suppliers use may not meet stringent regulatory requirements;

•       the information provided by the supplier of the drug coating in the MAF it submits to the FDA on our behalf may be inadequate; and

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

•       Based on the analyses presented by the two manufacturers of currently marketed drug eluting stents in the United States, the Panel concluded that drug eluting stents were not associated with an increased risk of death or heart attacks compared to bare metal stents despite an apparent increase in late-stent thrombosis rates after one year following implantation of the devices.

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

The Panel’s opinion is advisory and the FDA has not issued final conclusions or recommendations from this meeting. We cannot assure you that any long-term data produced in response to the Panel’s request will support its current conclusions and the FDA may alter or change its determinations regarding the safety and efficacy of drug eluting stents. Any adverse determination by the FDA regarding the safety and efficacy of drug eluting stents would have a significant adverse impact on our business.

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

To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, we anticipate that we will require substantially larger quantities of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating and such supply may not meet our quality requirements or other specifications. For example, we have experienced interruptions in the supply of adequate quantities of acceptable drug coating.  In the event we do not receive adequate supplies of acceptable drug coating, we will likely be unable to locate an alternative supplier of the drug coating, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

We rely on third parties to test the drug coating for our stents, and these third parties may use test methods that others may claim as their own. If we must obtain a license to use these methods or develop new testing methods, we may experience delays in our ability to initiate clinical trials or to obtain regulatory approvals for our products as a result.

Certain tests related to the drug coating on our stents must be performed before the stents can be used in U.S. clinical trials or approved for commercial sale. We have agreed with Biosensors that we will be responsible for performing some of these tests. We have not developed the technology or methods to perform all this testing in-house, and plan to rely on third parties to conduct some of the testing. We have identified certain third parties who we believe have the capability to conduct this testing using methods that do not violate the proprietary rights of others. We can provide no assurance, however, that these testing methods will not violate such rights. If others assert rights to these testing methods, we may need to obtain a license giving us the right to use the testing methods or identify or develop other methods for performing the required testing. We cannot assure you that a license will be available to us or that it will be available on terms that are agreeable to us. If we are unable to obtain a license, we cannot assure you that we will be able to identify or develop alternate testing methods that meet our needs without delaying our regulatory submissions or approvals. This may result in a delay in the release of, or an inability to release, our stents for use in U.S. clinical trials or commercial products and our ability to generate revenue would be adversely affected as a result.

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

If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher® stent and the Taxus® Express2TM stent, the two drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.”  We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

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

Before marketing and selling our Custom NX DES Systems or any other products, we must successfully complete pre-clinical studies and clinical trials that demonstrate that our products are safe and effective. We currently have a very limited amount of clinical data regarding the safety and efficacy of our Custom NX DES Systems, and no published data beyond twenty four months. The results from our limited short-term clinical experience for our Custom NX DES Systems do not necessarily predict long-term clinical benefit and may not be replicated in subsequent clinical trials. Furthermore, all of our existing data has been produced in studies that involve relatively small patient groups, and the data may not be reproduced in wider patient populations. We plan to conduct additional large-scale clinical trials to determine whether our products are safe and effective and to support our applications for regulatory approval in the European Union and the United States. We expect that one or more of these additional clinical studies will be a comparative study comparing the safety and efficacy of our stents to the Cypher stent or the Taxus Express2 stent, the two drug eluting stents marketed in the United States, or to other stents that may become approved for marketing in the United States, and that these studies will involve large patient populations of approximately 2,500 patients.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•         Biosensors fails to submit on our behalf and in a timely fashion, if at all, a MAF for the drug coating with the FDA, or such filing fails to meet regulatory requirements;

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA’s approval of our IDE application.  In September 2007, we submitted an IDE application to the FDA to begin our CUSTOM IV pivotal trial.  In October 2007, we received questions back from the FDA regarding our IDE application.  Although we are currently working to address the FDA’s questions, we cannot guarantee that we will be able to resolve them in a timely manner, if at all.  Until we address the FDA’s questions, we will not be able to obtain IDE approval to initiate our CUSTOM IV trial.

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

We expect our pivotal clinical trial in the United States to compare the performance, including safety and efficacy, of our products against that of a currently marketed drug eluting stent, or a drug eluting stent that becomes approved for marketing in the near future. Our planned pivotal clinical trial could be significantly delayed or harmed if the stent we use for the control group experiences problems. We may use one of the two currently marketed drug eluting stents, the Cypher stent or the Taxus Express2 stent, or a drug eluting stent that becomes approved for marketing in the near future, as the control stent in our planned pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 Taxus stent systems and approximately 11,000 Express2 stent systems due to characteristics in the delivery catheters that had the potential to impede balloon deflation during a balloon angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 Taxus stents. If prior to or during the enrollment and treatment period for our planned pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. The FDA could also require us to redesign the clinical trial based on an alternative control stent. Any significant delay or redesign could impair our ability to commercialize our Custom NX DES Systems.

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

Various patents owned by third parties are directed to stent structures and materials. These patents include a group of “Lau” patents that were owned by Guidant Corporation, a newly acquired subsidiary of Boston Scientific whose stent technology has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The “Boneau” family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements. The “Fariabi” family of patents, formerly owned by Guidant, are directed to stents comprising cobalt-chromium alloys. The “Israel” and “Pinchasik” families of patents, owned by Medinol, are directed to stents with meandering strut patterns. A patent owned by Wall is directed to a radially collapsible mesh sleeve.

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

These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All of the major companies in the stent and related markets, including Abbott Vascular (which acquired Guidant’s stent technology), Boston Scientific, Johnson & Johnson and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products.

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of September 30, 2007 we have four issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services (“CDHS”), and International Standardisation Organization (“ISO”). If there were a disruption to our existing manufacturing facility, or if our landlord elected to terminate our lease on or after May 1, 2009, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. Finally, based on a verbal agreement with Biosensors, we currently apply the drug coating to our stents in our Menlo Park facilities. Our license agreement with Biosensors does not expressly permit us to apply the drug coating to our stents except under certain limited conditions and we do not have any other written agreement that would allow this to continue to occur. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

We believe our existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 11 months.  However, our future funding requirements will depend on many factors, including:

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

The Financial Accounting Standards Board has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted to employees. The impact of the adoption of SFAS No. 123(R) for the nine months ended September 30, 2007 was $2.0 million and $1.4 million for the year ended December 31, 2006. We rely heavily on stock options to motivate current employees and to attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivational tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net losses may increase, which may have an adverse effect on our reported results of operations.

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

As of October 31, 2007, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 67.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Of the $68.2 million in net proceeds, through September 30, 2007, we have spent approximately $29.0 million including: $2.1 million for sales and marketing initiatives, $20.1 million for research and development activities, $5.2 million for operating and general corporate purposes and $1.6 million for property and equipment in order to expand our manufacturing capability to complete our CUSTOM III, IV and V clinical trials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136371), which was declared effective on January 31, 2007.

(2)             Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 14, 2007.

(3)             Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 13, 2007.

†                     Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTENT, Inc.

Date: November 2, 2007	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2007	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)