Form 10-K
period 2007-12-31
XTENT INC
filed 2008-03-17
CIK 1212235

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33282

XTENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-2047573
(State of incorporation)	(I.R.S. Employer Identification No.)
125 Constitution Drive Menlo Park, California 94025-1118 (Address of principal executive offices, including Zip Code)
(650) 475-9400 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on the last day of its second fiscal quarter of 2007 was $73,078,310. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         At March 5, 2008, the Registrant had 23,055,327 shares of Common Stock outstanding.

XTENT, INC.
FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART 1

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: regarding future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals, and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see PART I, ITEM 1A, "Risk Factors" below in this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.    BUSINESS

Overview

        We are a development stage medical device company focused on developing and commercializing our innovative customizable drug eluting stent systems for the treatment of coronary artery disease, or CAD. Our drug eluting stent systems are designed to enable physicians to customize both length and diameter of the stent at the site of the diseased section of the artery, or lesion, which we refer to as in-situ customization. Our stent systems are designed to treat longer lesions than currently available drug eluting stents and to treat multiple lesions with the use of a single device. Our stent systems, the Custom NX 36 and the Custom NX 60, include a modular cobalt chromium stent design as well as a proprietary delivery system. In addition, our stents have a drug coating that is made of Biolimus A9, an anti-inflammatory drug, and PolyLactic Acid, a biodegradable polymer, which in combination are intended to reduce the incidence of restenosis, or renarrowing of the previously treated artery over time. We believe our technology, if approved by regulatory authorities, will enable us to compete in the approximately $4 billion worldwide drug eluting stent market.

        We are developing 36mm and 60mm stent systems based on our proprietary technology platform. Our stent design is modular in that it consists of multiple 6mm segments in which the ends of each segment interleave with the ends of the adjacent segments, or are interdigitated. This interdigitated modular stent design allows the physician to customize the stent length and deploy the necessary stent segments while the device is in the artery. Our delivery system incorporates a protective sheath and a proprietary mechanism to control the number of stent segments deployed. Our first two stent systems in development are the Custom NX 36 and the Custom NX 60. We believe that these two systems will enable physicians to provide a therapeutic solution for the majority of CAD patients treated with currently marketed drug eluting stents. Our Custom NX 36 is customizable in length and designed to treat single or multiple lesions. Our Custom NX 60 is designed to give physicians a suitable length stent to treat one long lesion or multiple smaller lesions with the use of one device, reducing the need for multiple catheter exchanges and related device costs. We believe the ability to customize our stent and potentially treat multiple lesions and long lesions with one catheter may improve procedural efficacy and efficiency and lower costs.

        XTENT, Inc. was incorporated under the laws of the state of Delaware on June 13, 2002.

Status of Regulatory Approval

        Our Custom NX DES Systems are combination devices that include a stent and drug coating, for which we must receive regulatory approval as a medical device before we can market the systems. We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2007, the two year clinical data from our CUSTOM I clinical trial and the one year clinical data from our CUSTOM II clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and support further development of our in-situ customization approach. In August 2007, we completed enrollment of our CUSTOM III clinical trial which is designed to further evaluate the safety and efficacy of in-situ customization with our stents, particularly in patients with long lesions and multiple lesions.

        We must obtain CE Mark before we can commercialize our Custom NX DES Systems in the European Union and certain other countries that recognize CE Mark. In order for us to obtain CE Mark approval, the relevant European Union regulatory agency, or Notified Body, must receive a favorable opinion from the Medicines Evaluation Board, or MEB, with respect to the drug master file, or MAF, submitted by Biosensors on our behalf, and the entire application for our combination device must be approved by our Notified Body. In December 2007, we submitted our application for CE Mark, supported by data from our CUSTOM I, CUSTOM II and CUSTOM III clinical trials, to our Notified Body. In March of 2008, our Notified Body informed us that we will receive a response to our CE Mark application in May of 2008.

        We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. We expect to obtain this data through our planned CUSTOM IV and CUSTOM V clinical trials, but to initiate the CUSTOM IV trial and other trials we may conduct during this timeframe, we must first obtain clearance of an investigational device exemption, or IDE, from the FDA. We filed our IDE application in September 2007 and in October 2007, we received questions back from the FDA. We are currently working to address the FDA's questions and will not be able to obtain IDE approval or initiate our CUSTOM IV trial until we do so. We expect to submit a PMA application approximately 24 months after the initiation of our CUSTOM IV trial. We also expect to be able to commercialize our products, at the earliest, in the European Union in the second half of 2008 and in the United States in 2011.

        We license our drug coating from Biosensors Europe SA, a wholly-owned subsidiary of Biosensors International Group, Ltd. We refer to Biosensors Europe SA and Biosensors International Group, Ltd. together as Biosensors in this report. Because our Custom NX DES Systems are combination devices that include a stent and a drug coating, regulatory approvals of our products are dependent upon Biosensors obtaining a favorable opinion from the relevant drug authorities on the drug master file, or MAF, it submits to our Notified Body in connection with our CE Mark application in the European Union and to the FDA in connection with our IDE application in the United States. In January 2008, Biosensors announced that it received CE Mark for its own drug eluting stent. Although Biosensors' stent uses the same drug and polymer coating as our Custom NX DES systems, we cannot guarantee that any MAF that Biosensors has submitted or will submit to our Notified Body or the FDA with respect to our Custom NX DES systems will be approved.

Market Opportunity

        Coronary artery disease, or CAD, is the most common form of cardiovascular disease and the number one cause of death in the United States and Europe. CAD is primarily caused by the accumulation of fat-laden cells, also known as plaque, in the arteries leading to the heart. Over time, the accumulation of plaque in an artery, known as a lesion, narrows the diameter of its lumen, or inner channel, and may significantly reduce or stop blood flow. A reduction in blood flow to the heart can cause chest pain, a heart attack or potentially death. CAD accounts for over 650,000 deaths annually in the United States and, according to the American Heart Association, affects over 13 million Americans. Risk factors for CAD include old age, smoking, diabetes, obesity, sedentary lifestyle and an individual's genetic history.

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

        Coronary Artery Bypass Graft Surgery.    In the 1960s, coronary artery bypass graft surgery, or CABG, was developed as a treatment for CAD. In this procedure, a healthy vein or artery is taken from another site in the patient's body. The patient's chest is surgically opened and the harvested artery is connected to the aorta and to the heart to provide a pathway for the blood flow around the site of the lesion. For many years, CABG has been considered the standard of care for treating CAD in patients at moderate to high risk of heart attack. However, CABG can be a highly-invasive procedure that is generally associated with long recovery times and hospital stays.

        Balloon Angioplasty.    In the late 1970s, a significant advancement in the treatment of CAD was developed that provided physicians with a minimally-invasive therapy called percutaneous coronary intervention, or PCI. The initial innovation was balloon angioplasty, in which a physician inserts a flexible catheter with a balloon tip into the femoral artery at the groin and maneuvers the catheter through the vascular system into the coronary arteries. At the site of the lesion, the balloon is inflated, compressing the plaque and stretching the artery wall to create a larger channel to restore blood flow. We believe this therapy was rapidly adopted by physicians because it resulted in shorter hospital and recovery times as compared to CABG. However, while providing advantages over CABG, the long-term effectiveness of balloon angioplasty is limited by restenosis. Restenosis occurs due to two primary causes; the elastic recoil of the artery wall and the formation of scar tissue within the artery and typically requires a repeat of the PCI therapy or CABG. Clinical trials have demonstrated that restenosis occurs in up to 57% of balloon angioplasty procedures within six months of treatment.

        Bare Metal Stents.    The next significant innovation in PCI was the development of stents in the 1990s. Stents are tubular metal devices consisting of interconnected struts that are inserted into the narrowed artery and expanded to hold it open. During a procedure, a stent mounted on a balloon catheter is delivered to the lesion. The balloon is inflated to expand the stent and is then removed, leaving the stent behind. Bare metal stents lower the occurrence of restenosis compared to balloon angioplasty by addressing the elastic recoil of the artery wall and quickly replaced the use of balloon angioplasty as the primary interventional therapy for CAD. However, bare metal stents do not address the second cause of restenosis, the formation of scar tissue. Clinical trials have demonstrated that restenosis occurs in up to 35% of bare metal stent procedures within eight months of treatment.

        Drug Eluting Stents.    The most recent innovation in PCI was the development of drug eluting stents, or DES. Drug eluting stents were designed to address both causes of restenosis. Currently marketed drug eluting stents are conventional bare metal stents that are coated with a drug that is designed to reduce the formation of scar tissue in the artery. This advance has resulted in a significant reduction in restenosis. As a result, following their introduction in Europe in 2002 and in the United States in 2003, drug eluting stents brought about a rapid shift in physician treatment of CAD and were used in 89% of the stent procedures in the United States in 2005. Drug eluting stents were used in approximately 1.5 million of the 2.2 million coronary stent procedures performed worldwide in 2005, and represented a $4 billion market according to Millennium Research Group. However, in 2006 some clinical data emerged that indicated drug eluting stents were associated with higher rates of late stent thrombosis, which could lead to heart attacks or death, when compared to patients who received bare metal stents. In response, the FDA evaluated this clinical data during a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006. As a result of this clinical data, the use of bare metal stents has reportedly increased, and the use of drug eluting stents has correspondingly decreased, at certain hospitals in the United States and elsewhere. More recent data from 2007 indicate that in spite of a higher incidence of late stent thrombosis, overall rates of death and myocardial infarction for DES are not significantly different than overall rates of death and myocardial infarction for bare metal stents. According to Millennium Research Group, in 2007 drug eluting stents were used exclusively in 65% of all stent procedures in the United States and 53% of stent procedures worldwide (including the US). The total worldwide market for DES in 2007 was $4.56 billion. Drug eluting stents are significantly more expensive than bare metal stents, with average costs in the United States that are approximately 2 to 2.5 times the cost of a bare metal stent.

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

        Over-the-Wire.    Over-the-wire delivery systems represented the first significant innovation for PCI therapy delivery. The original fixed-wire balloon angioplasty devices incorporated the use of a wire attached to the balloon catheter. If a lesion had to be treated more than once or if there were multiple lesions, removal of the entire device was required and a new device had to be inserted and renavigated to the targeted lesion. The fixed-wire approach was time-consuming and could be technically challenging. In the over-the-wire systems, the guidewire is separate from the catheter. The guidewire is used to navigate through the patient's vascular system to and across the targeted lesion, and the catheter slides over the guidewire to the treatment site. The guidewire maintains access to the lesion site so that multiple therapeutic devices can be delivered quickly and safely. This innovation rapidly replaced the fixed-wire delivery method. Though this is an effective method to safely deliver PCI therapies, every device delivered requires an exchange of the catheter and a second operator to hold the guidewire in place, adding time and complexity to the procedure.

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

Limitations of Current Percutaneous Coronary Intervention Therapies

        Although significant advances have been made with drug eluting stents, we believe the designs of current stents and methods of delivery limit effectiveness for patients and efficiency of the physicians treating CAD, and can result in increased costs for healthcare providers. Current commercially available stent systems include stents with fixed-lengths of up to 33mm, and require a separate device for each stent used. This requires physicians to estimate the size and shape of the artery's lumen, and then use their judgment to select the proper length and diameter stent for the lesion. These characteristics of existing technology lead to the following limitations:

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

  •
  Inaccurate Placement of Stents.  Inaccurate placement of stents, or longitudinal geographic miss, results in portions of a lesion remaining exposed, increasing the likelihood of thrombosis and the need for reintervention. Longitudinal geographic miss occurs when a stent fails to adequately cover a target lesion because the stent is either shorter than the lesion or it is placed in the wrong position, leaving the proximal or distal edge of the lesion untreated. We believe that longitudinal geographic miss occurs due in part to the difficulty of accurately pre-selecting the necessary stent length and diameter. We believe this is caused by the limitations of two dimensional x-ray images, as well as changes in the shape of the artery that can occur due to device delivery. In addition, we believe that physicians may select shorter stents to ensure deliverability and avoid covering healthy artery side-branches. In Johnson & Johnson's STLLR clinical trial, longitudinal geographic miss was observed in 47.6% of procedures, resulting in higher rates of thrombosis and reinterventions.

  •
  Alteration of the Artery Anatomy.  The shape of an artery can include a number of bends, and its movement can include a twisting motion with each contraction of the heart. Many current stents can be rigid and stiff along their entire length, in order to hold open diseased arteries, and can cause a change in the artery's anatomical shape and may inhibit its natural twisting movement. We believe altering the artery's natural anatomy and limiting its movement may adversely impact the long-term safety of the therapy. An independent clinical trial conducted by the Austrian Wiktor Stent Study Group and European Paragon Stent Investigators, showed that changes in artery shape which occurred following stent procedures were associated with major adverse cardiac events, or MACE.

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

The XTENT Solution

        Our customizable drug eluting stent systems are designed to enable the treatment of single lesions, long lesions and multiple lesions of varying lengths and diameters, in one or more arteries with a single device. We believe our Custom NX DES Systems' ability to customize therapy without the need to exchange catheters may enable physicians to treat patients more effectively and efficiently. Our technology platform is designed to benefit all major constituents in the healthcare system by providing patients with better therapeutic outcomes, giving physicians a more effective and efficient clinical tool and potentially reducing costs for healthcare providers. We believe that the potential benefits provided by our technology include the following:

  •
  In-Situ Customization.  Our Custom NX DES Systems are designed to allow physicians to determine and deploy the appropriate length of stent for the patient while inside the artery at the site of the lesion, or in-situ. This ability to customize stent length in-situ may help ensure coverage of the lesion and reduce the planning required prior to catheter insertion. Additionally, because our stents can be customized, we believe our six Custom NX stent configurations, comprised of three different diameters for each of our two lengths, may address the same lesions that could be treated with approximately 40 of the fixed-length stent configurations offered by our competitors.

  •
  Treatment of Multiple Lesions With a Single Device.  Our stents are comprised of multiple segments that are interdigitated. With the insertion of a single device, the physician can choose to distribute the 6mm segments across multiple lesions in a customized manner.

  •
  Post-Dilatation with a Single Device.  Our products may eliminate the need to use a separate post-dilatation balloon because the balloon in our catheter can be shortened and reused during the procedure. Post-dilatation can be used to optimize stent expansion and improve stent apposition to the vessel wall. We believe that physicians using our products will be more likely to post-dilatate because our product does not require the use of a second device in order to post-dilatate. Incomplete stent apposition has been associated in recent studies with late and very late stent thrombosis.

  •
  Treatment of Long Lesions Without Multiple Overlapping Stents.  Our Custom NX 60 is designed to effectively treat longer sections of diseased artery as compared with current fixed-length alternatives. Our Custom NX 60 can deliver up to 60mm of stent, while currently available drug eluting stents are typically 33mm or shorter. We believe our ability to cover a long lesion with a single stent may reduce the need to use one or more overlapping stents to treat long lesions. Overlapping stents have been associated with complications such as in-hospital non-Q wave myocardial infarction, subacute thrombosis, non-focal, delayed endothelialization and greater potential for stent fracture.

  •
  Sheath protected stent delivery.  Our Custom NX delivery system is sheath protected. The sheath that covers the stent segments until deployment protects the drug coating and the arterial wall as the system is delivered to the targeted lesion. Current delivery systems leave stents exposed, which may cause coatings on currently available stents to be scraped off during insertion.

  •
  Improved Stent Placement Accuracy.  Our Custom NX DES Systems are designed to allow the physician to incrementally increase the length and diameter of the stent deployed while the delivery catheter is positioned in the patient's diseased artery. Prior to stent deployment, the physician can view the x-ray image to confirm complete coverage of the disease and deploy additional stent segments if desired. During deployment, stent diameter can be adjusted by controlling the pressure of the balloon inflation. We believe our products may also eliminate the need to use a separate post-deployment balloon because the balloon in our catheter can be shortened and reused during the procedure. Post-dilatation can be used to optimize stent expansion and improve stent apposition to the vessel wall. Stent under expansion and incomplete stent apposition have been demonstrated to contribute to stent thrombosis. We believe that this post-dilatation capability will enable a single stent deployed by our Custom NX DES Systems to treat a long lesion in an artery of varying diameters with one device. Current stent technologies are fixed-length and cannot be adjusted to address varying diameters with a single device. We believe the ability to use a single device to customize the length and diameter of the stent while in the patient's artery may reduce the incidence of geographic miss and the resulting problems of thrombosis and reinterventions.

  •
  Increased Stent Flexibility and Deliverability.  Our stents incorporate a modular design consisting of multiple small individual segments that are interdigitated, which we believe provides increased stent flexibility. We believe this flexibility may allow an artery to better maintain its natural shape, as well as move and flex with contractions of the heart, which may improve long-term patient outcomes. Changes in artery shape following stent procedures have been associated with major adverse cardiac events, or MACE. Our stent's increased flexibility may be particularly well suited for long lesions where the issues of deliverability and anatomical conformity are more important. In addition, our stent is delivered to the lesion covered by a lubriciously coated sheath, which helps the device slide along the vessel walls as it is pushed through a patient's vascular system. Current delivery systems leave stents exposed, which can hinder delivery if stents catch on diseased tissue or on the artery wall.

  •
  Biodegradable Polymer as Our Drug Carrier.  Late stent thrombosis with DES has multiple causes but may be in part due to physiologic reactions to durable polymers. Our drug coating is biodegradable, leaving behind a thin permanent primer. Our primer has been commonly used for approximately 30 years on cardiac defibrillators, pacemakers and neurostimulators, all of which have been implanted in patients for periods of time at least as long as our stents are intended to be implanted, as well as catheters, needles and other medical device components. As a result, we believe our primer has insignificant physiological response when used in the body. We believe the biodegradability of the polymer used in our drug coating may reduce the potential for late-stent thrombosis, or the occurrence of thrombosis 30 or more days after the procedure, that may be associated with durable polymers.

        The risks associated with using our products include the risks common to other drug eluting stents and stent delivery systems, including the risk of thrombosis. In addition, our products include the risk of movement of stent segments after deployment that may lead to restenosis and the risk of using a new drug and polymer coating formulation that has not been widely used commercially with any drug eluting stent.

Our Strategy

        Our goal is to become a world leader in the development and commercialization of drug eluting stent systems. To achieve this goal, we are pursuing the following business strategies:

  •
  Demonstrate the Clinical Safety and Efficacy and Gain Regulatory Approval of Our Custom NX DES Systems.  We intend to demonstrate the clinical safety and efficacy of our Custom NX DES Systems through carefully structured clinical studies. Data from these studies will be used to support our IDE application which must be approved before we can initiate the large U.S. pivotal clinical trial to scientifically establish the clinical benefits of our systems. We expect to use this large study to support U.S. approvals. In December 2007, we submitted a CE Mark application which must be approved by our Notified Body in order to sell our systems in the European Union and other countries that recognize the CE Mark. In March of 2008, our Notified Body informed us that we will receive a response to our CE Mark application in May of 2008.

  •
  Commercialize and Drive Adoption of Our Custom NX DES Systems.  Following regulatory approvals, we plan to rapidly commercialize our products worldwide. Our strategy involves initially commercializing our Custom NX DES Systems in key markets in Europe, Asia Pacific and South America once we obtain appropriate regulatory approvals. We expect to rely on third-

    party distributors, with our sales and clinical support, in select markets in Europe, Asia Pacific and the rest of the world. In the United States, we plan to build a direct sales organization that will work closely with interventional cardiologists to drive adoption. We intend to employ professional education specialists who will provide training and education for physicians and technicians. In order to meet commercial demand for our products, we expect to invest in the expansion of our manufacturing capabilities as necessary.

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

Our Technology Platform

        We are developing a proprietary percutaneous coronary interventional therapy, consisting of drug eluting stents up to 36mm or 60mm in length and a stent delivery system. The integration of these components as a complete system is designed to provide a physician the ability to use one device to treat single long lesions or to customize therapy by deploying multiple custom-length stents to more than one lesion without removing or exchanging catheters.

Our Stent and Drug Coating

        Our stent has a proprietary modular design and consists of multiple 6mm stent segments. The segments are not physically attached to one another, but instead the ends of each segment are interdigitated. This allows for separation at each 6mm segment and the ability for the overall stent length to be customized during a procedure. Our stent's design allows each segment to flex independently of one another, which we believe provides for increased movement between segments during delivery and after implantation. This may allow the stent to better conform to the natural curvature of an artery and accommodate artery movement. In addition, we believe our stents maintain the radial strength necessary to hold the artery open across multiple segments.

        The stent segments are made of thin cobalt chromium struts designed to provide artery wall coverage. Our stents will be available in customizable lengths of up to 36mm and 60mm, comprised of 6mm segments in 2.5mm and 3.0mm diameter versions. We are also developing a 3.5mm diameter version of our stent that can be expanded up to 4.0mm. Our stents are designed to allow physicians to treat a range of lesion lengths and diameters with a single stent.

        The drug coating for our stent consists of the combination of Biolimus A9, an anti-inflammatory drug that is a derivative of rapamycin, and a PolyLactic Acid coating, or PLA, a biodegradable polymer used to release the drug over time. We license our drug coating from Biosensors. The chemical structure of Biolimus A9 was designed specifically for localized drug delivery from the surface of a stent. Before we place the drug coating on our stents, we first apply a thin permanent primer to our stents, which is designed to improve the ability of the drug coating to adhere to the stent. We believe this primer has an insignificant physiological response when used in the body. The drug coating is biodegradable, dissolving over time and releasing the drug, leaving the bare metal stent with its thin layer of primer coating in place once the drug eluting process is complete.

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

Our Procedure

        Following the placement of a guidewire, a physician inserts our Custom NX DES System into the femoral or radial artery and maneuvers the catheter to the site of the target lesion. Opaque markers on the balloon catheter and the sheath allow for visual assessment of stent length and location relative to the target lesion. The physician then uses the dial on the handle to retract the protective sheath until the desired number of stent segments is exposed. If the physician determines the lesion coverage is insufficient, the number of segments exposed can be increased before separation occurs. After the physician confirms lesion coverage using x-ray imaging, the handle switch is used to separate the exposed stent segments from those remaining protected in the sheath of the catheter. After separation, the physician inflates the balloon to deploy the stent. If needed, the physician can shorten, reposition and reinflate the balloon in-situ, within the stented segments to further expand a portion of the stent against the artery wall. After the stent segments are deployed and the lesion covered, the physician can move to another lesion if necessary, and repeat the procedure with any remaining stent segments.

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

        Peripheral Applications.    Our efforts to date have focused on the use of our technology in the coronary arteries. We believe an additional large market opportunity is the use of our long, segmented stent technology to treat peripheral artery disease, or PAD. PAD in the legs is often characterized by long lesions, which are difficult to treat with stents due to fractures in the stent struts that occur as the legs move and bend. In early 2006, we began developing a product for this market and looked at new materials such as Nitinol, as well as methods for stent deployment and stent length customization with the use of self-expanding stents.

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

Clinical Development Program

Description of Common Clinical Measures

        The safety, efficacy and performance of drug eluting stents are assessed using common metrics. Data collected at the time of stent implantation is compared with data collected when a patient is reassessed at follow-up. The time periods for follow-up are usually 30 days and six to nine months in pivotal clinical trials for marketing approval in the European Union for CE Mark, and 30 days and nine months for clinical trials under an investigational device exemption, or IDE, application in the United States conducted to support FDA approval of a PMA application. Competitors with drug eluting stents currently being sold in the United States have completed large, prospective, randomized clinical trials that enrolled approximately 1,000 and 1,300 patients each. The common metrics used in these clinical trials to evaluate the safety and efficacy of drug eluting stents include:

  •
  Late Loss of Lumen Diameter.  This is defined as the change in the minimum lumen diameter of the artery from the time of stent implantation to the time of follow-up. Late loss may either be in-stent, analyzing only the lumen within the stent, or in-segment, analyzing the lumen within the stent plus 5mm on either side of the stent. The clinical trials of currently FDA approved drug eluting stents demonstrated in-stent loss of 0.17mm to 0.67mm, and in-segment loss of 0.23mm to 0.36mm at eight to nine months.

  •
  Binary Restenosis Rate.  This is defined as the percentage of patients that have a greater than 50% reduction in the lumen diameter from the time of stent implantation to the time of follow-up. The metric may either be in-stent or in-segment. The clinical trials of currently FDA approved drug eluting stents demonstrated in-stent restenosis of 3.2% to 13.3%, and in-segment restenosis of 7.9% to 15.3% at eight to nine months.

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

Our Clinical Trials

        We have completed enrollment in three clinical trials. We are pursuing a clinical development strategy to demonstrate that our proprietary technology platform permits the customization of certain parameters of the therapy in-situ including length of the stent, diameter of the stent and number of lesions treated. Additionally, we plan to evaluate additional capabilities of our Custom NX DES Systems traditionally not performed by drug eluting stent systems including balloon shortening for partial expansion and post-deployment reinflation.

        The following table summarizes our completed and ongoing clinical trials. The data from the CUSTOM I, II and III clinical trials were included in the application we submitted to our designated Notified Body in December 2007 to obtain the CE Mark that will allow us to commercialize our Custom NX DES Systems in the European Union. Additionally, we expect to use this information to support our IDE application to the FDA for the design of our planned U.S. pivotal clinical trial.

Clinical Trial	Number of Patients	Device Characteristics	Description	Status
CUSTOM I	30	• Maximum length: 36mm • Diameter: 3.0mm • Guide catheter: 7 french • Single deployment	First-in-man feasibility study to evaluate safety and efficacy in patients with a coronary lesion treatable with 36mm of stent	Completed
CUSTOM II	100	• Maximum length: 60mm • Diameter: 3.0mm • Guide catheter: 6-7 french • Multiple deployments	Feasibility study to evaluate safety and efficacy in patients with long or multiple coronary lesions	Completed
CUSTOM III	90	• Maximum length: 60mm • Diameters: 2.5mm, 3.0mm • Guide catheter: 6 french • Multiple deployments	Feasibility study to evaluate safety and efficacy in patients with long or multiple coronary lesions using a range of stent diameters	Enrollment Completed
CUSTOM PK	28	• Maximum length: 60mm • Diameters: 2.5mm, 3.0mm • Guide catheter: 6 french • Single deployment	Pharmacokinetics study assessing blood concentration of Biolimus A9 drug at various time-points post stent implantation	Enrollment completed

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

        The clinical trial included a patient population considered high risk for CAD, including those with long lesions and lesions in small arteries. The mean reference diameter and lesion length were 2.6mm and 17.7mm, respectively. During hospitalization, two of the patients experienced elevated enzyme levels, characterized as myocardial infarctions, and recovered without further clinical events. These patients were discharged from the hospital within a few days following the procedure. At four, eight and 12 month follow-up, no patients treated with our stent presented binary restenosis and no new major adverse cardiac events, or MACE, were reported. The single MACE event at eight months occurred in the one patient who was enrolled in the clinical trial but could not receive treatment with our device or the stent devices of two of our competitors, due to an inability to reach the treatment site. The patient was treated with balloon angioplasty, subsequently experienced chest pain at five months following the procedure and then underwent bypass surgery for complete revascularization of all coronary arteries. In October 2007, the two year clinical data from our CUSTOM I clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. There were no new MACE events between 12 and 24 months.

        The results from our CUSTOM I clinical trial do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

Patient Characteristics

Characteristic	Percentages or Numbers
Age (years)	67.3±7.9
Gender
Male	19
Female	11
Previous myocardial infarction	16.7%
Previous intervention	26.7%
Diabetes	30.0%
Hyperlipidemia	80.0%
Hypertension	76.7%
History of smoking	23.3%
American Heart Association lesion severity type
B1	40.1%
B2/C	59.9%
Lesion length (mm)	17.7±9.6
Reference artery diameter (mm)	2.6±0.3

Efficacy Results

Clinical Measure (Mean±Standard Deviation)	Pre-Procedure	Post-Procedure	4 Months	8 Months
Minimum lumen diameter (mm)	1.02±0.41	2.48±0.29	2.33±0.29	2.06±0.33
Late loss of lumen diameter in stent (mm)	—	—	0.24±0.23	0.29±0.25
Late loss of lumen diameter in segment (mm)	—	—	0.26±0.14	0.21±0.28
Late loss of lumen diameter index	—	—	0.19	0.18
Binary restenosis (%)	—	—	0.0%	0.0%

        CUSTOM II.    Our CUSTOM II clinical trial is designed to evaluate the safety of in-situ customization for long lesions and multiple lesions using our Custom NX 60 DES Catheter System. The Custom NX60 was used to treat patients with long lesions or lesions in multiple diseased coronary arteries ranging from 2.5 to 3.0mm in diameter and up to two lesions. Enrollment of 100 patients was completed in October 2006 at ten cardiology centers in Europe. Of the 100 patients enrolled in CUSTOM II, 69 patients were enrolled in the long lesion cohort which consisted of patients with lesions greater than 20mm in length. The remaining 31 patients were enrolled in the two-lesion cohort. Patients were reassessed at 30 days, six months and 12 months. Follow up is scheduled to occur annually for five years. In October 2007, the one year clinical data from our CUSTOM II clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C.

        For all 100 patients, lesion characteristics included mean reference diameter and lesion length of 2.57mm and 28.7mm, respectively. Complex lesions were treated with 65.1% B2/C grade lesions. At six months, the angiographic in-stent Late Loss of Lumen Diameter was 0.31mm and the Binary Restenosis rate was 4.7%. During hospitalization, four occurrences of myocardial infarction were reported and one cardiac death occurred, which was subsequently adjudicated by the Clinical Events Committee to be "probable stent thrombosis" under ARC, or Academic Research Consortium, definitions. At six months, four Target Lesion Revascularizations were reported. The total MACE rate at six months was nine percent. There was no new MACE between six months and 12 months, thus the 12 month MACE rate remains nine percent.

        The results from our CUSTOM II clinical trial do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

Patients Characteristics

Characteristic	Percentages or Numbers
Age (yrs)	64.2±1.0
Gender
Male	77%
Female	23%
Previous myocardial infarction	16%
Previous intervention	31%
Diabetes mellitus	26.0%
Hyperlipidemia	71.0%
Hypertension	65.0%
Family History of CAD	43.0%
American Heart Association lesion severity type
B1	29.5%
B2	38.0%
C	27.1%
Lesion Length (mm)	28.73±14.03
Stent Length (mm)	37.94±16.15
Reference artery diameter (mm)	2.57±0.45

Efficacy Results

Clinical Measure (Mean±Standard Deviation)	Pre-Procedure	Post-Procedure	6 Months
Minimum lumen diameter (mm)	0.90±0.38	2.33±0.32	2.03±0.42
Late loss of lumen diameter in stent (mm)	—	—	0.31±0.31
Late loss of lumen diameter in segment (mm)	—	—	0.22±0.28
Late loss of lumen diameter Index	—	—	0.23
Binary restenosis (%)	—	—	4.7%

        CUSTOM III.    Our CUSTOM III clinical trial was designed to evaluate in-situ customization for long lesions and multiple lesions using an enhanced version of our Custom NX DES Systems. The enhanced version included a number of changes to the handle improving ease-of-use for physician. The primary endpoint of the study was safety with secondary endpoints. The enrollment in the CUSTOM III trial began in September 2006, but was delayed in November 2006 following a sterilization validation problem with the devices to be used in the trial. Enrollment was reinitiated on April 2, 2007 and was completed in August 2007. We anticipate reporting long term clinical follow-up data on CUSTOM III at one of the major cardiology meetings in 2008.

        CUSTOM Pk.    Our CUSTOM Pk clinical trial was designed as a pharmacokinetic study to evaluate the blood concentration of Biolimus A9 at different time points following treatment of coronary lesions with the Custom NX DES systems. The study was initiated in December 2007 in Europe, and a total of 28 patients were enrolled in the study. Patients will be assessed at 28 days, 6 months and 12 months following initial treatment and yearly thereafter, for a total duration of 5 years. The results from our CUSTOM Pk clinical trial will be used to characterize the properties of the drug coating formulation applied to our stents and may be submitted to support regulatory approvals.

        Entities associated with our principal clinical investigator for our CUSTOM I and CUSTOM II clinical trials hold options to purchase 5,209 shares of our common stock at a weighted-average exercise price of $0.40 per share.

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

        Two of the currently marketed drug eluting stents, Johnson & Johnson's Cypher and Boston Scientific's Taxus Express2, have undergone similar evaluations in order to obtain market approvals. However, the Cypher and Taxus Express2 stents were evaluated in comparison to their respective bare metal versions. The SIRIUS and TAXUS IV clinical trials enrolled 1,058 and 1,314 patients, respectively. The third drug eluting stent marketed in the United Stated, Medtronic's Endeavor, has undergone evaluation where it was compared to the Cypher or Taxus drug eluting stents. The ENDEAVOR III and IV Trials enrolled 436 and 1,548 patients respectively.

        CUSTOM IV.    Using data generated by our CUSTOM I, II and III clinical trials, we submitted an IDE application to the FDA in September 2007. In October 2007, we received questions back from the FDA regarding our IDE application. We are currently working to address the FDA's questions and will not be able to obtain IDE approval or initiate our CUSTOM IV trial until we do so. Our planned U.S. pivotal clinical trial, CUSTOM IV, will evaluate our Custom NX DES Systems, against a marketed drug eluting stent, for the treatment of CAD. We expect that similar measures as those used in other large-scale drug eluting stent IDE clinical trials will be evaluated in our CUSTOM IV clinical trial. We anticipate submitting a PMA application to the FDA approximately 24 months after the initiation of the CUSTOM IV trial.

        CUSTOM V.    Our CUSTOM V pivotal clinical trial will be designed to generate additional data supporting additional claims that could be used to support market approvals or to seek reimbursement in selected European countries. We believe this clinical trial will be a prospective, controlled trial that will include up to approximately 1,000 CAD patients. We expect to initiate this clinical trial in 2008.

Regulatory Filing Process

        The regulatory filing process for our drug eluting stents is a dual filing process in which our filings include the clinical data and technical information related to our devices, which we submit to the regulatory authorities and the drug master file, or MAF, related to the drug coating, which Biosensors generates and submits to the regulatory authorities on our behalf. In Europe, our Notified Body will assess our combined device and drug and will send the drug related information to a European drug regulatory authority, in our case, the Medicines Evaluation Board, or MEB, in the Netherlands for its assessment. The MAF that Biosensors files on our behalf must obtain a favorable opinion from the MEB, and the entire application for the combination device must be approved by the Notified Body in order for us to obtain CE Mark approval. In the United States, we also rely on Biosensors to submit a MAF to the FDA on our behalf in order to obtain IDE approval. As a result of this dual filing process, we rely on Biosensors to timely file acceptable MAFs on our behalf, with the applicable regulatory authorities, and to respond to any questions or comments the authorities may have concerning those MAFs.

Post-Approval Registries

        At the time of our product launches in Europe and in the United States we expect to undertake post-approval surveillance registries to document the performance of our Custom NX DES Systems on an ongoing basis. We expect that these studies will have large patient population sample sizes, and will focus on identifying and monitoring occurrences of adverse events.

Our Relationship with Biosensors

        In May 2004, we entered into a license agreement with Biosensors and in December 2007, we entered into an amended and restated license agreement with Biosensors which superseded the original license agreement.

        Pursuant to the original agreement, we received a worldwide, non-exclusive, license to use Biosensors' drug coating, with royalties payable to Biosensors based on net sales of our products. The field of use for this license is limited to coronary and peripheral delivery of a series of short stent segments on a catheter where the physician has the ability to select the number of segments to be deployed. In Japan, our field of use is further limited to treating long lesions, multiple vessels or small vessels in coronary and peripheral applications.

        Under the restated agreement, we retain the non-exclusive rights to use Biosensors' drug and polymer coating formulation on our products. The restated agreement gives us the right to purchase the drug and polymer components of the drug coating separately from Biosensors for the sole purpose of mixing the drug/polymer formulation and coating our stents for use and sale within our licensed field of use. Under the terms of the original agreement, Biosensors formulated the drug and polymer coating and supplied that formulation to us. Although the restated agreement permits us to purchase the drug and polymer separately from Biosensors and to formulate it on our own, at this time we have not yet completed the work necessary in order to formulate the coating ourselves. We are currently collaborating with Biosensors under an agreed upon plan to make that transition.

        Under the restated agreement, we also have the right to use certain technology owned by Biosensors to mix the drug coating, to apply the drug coating to our stents and to perform certain necessary testing of the drug coating, each within our licensed field of use. Biosensors is no longer required to perform coating or testing services on our stents, nor to provide other support services except testing that is required by the relevant regulatory agencies to develop the drug master files submitted by Biosensors on our behalf for regulatory approvals in the United States, Europe and Japan.

        The drug coating consists of Biolimus A9, an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid, or PLA, a biodegradable polymer. Biolimus A9 has a chemical structure designed specifically for localized drug delivery from the surface of a stent and to inhibit restenosis. We are contractually restricted from obtaining Biolimus A9 from any other source or commercializing any products that incorporate rapamycin or its derivatives other than Biolimus A9. The license expires or is terminable upon, among other things:

  •
  eight years from the date our first stent system obtains approval from a regulatory body, with an automatic three-year extension unless notice of termination is given by either Biosensors or us;

  •
  one year after the date the regulatory packages for the drug and polymer submitted by Biosensors on our behalf are approved by the MEB, if we fail to obtain a CE Mark for our stent systems before such date; or

  •
  upon our failure to pay the minimum annual royalties required by the license.

        In addition to paying royalties to Biosensors for the license, we also purchase the drug and polymer components exclusively from Biosensors. Under the restated agreement, we have agreed to pay increased prices for the drug and polymer and any services performed by Biosensors. The restated agreement also provides more detailed provisions governing the acceptance and rejection of the drug and polymer supplied by Biosensors.

        Under the original agreement, Biosensors held the exclusive right to distribute our products in certain Pacific Rim countries including Japan, China, India, Australia, and others. Those exclusive rights expired under the original agreement and therefore were not included in the restated agreement. The restated agreement prohibits us from making, using, or selling a stent coated with rapamycin or a derivative of rapamycin other than Biolimus A9.

        We are obligated to assign to Biosensors any inventions for which our employees are inventors or co-inventors and which are either (i) derived from Biosensors' confidential information or, (ii) related to the process for applying their drug coating to stents if developed prior to the effective date of the restated agreement or if co-invented with Biosensors. Biosensors must assign to us any inventions that are determined to be improvements to our stent or stent systems which are derived from our confidential information.

        Biolimus A9 is manufactured by a Japanese pharmaceutical company and then shipped to Biosensors to be mixed with the PLA to make their proprietary drug coating. Biosensors ships the drug coating to us and we apply it to our stents prior to final assembly and sterilization. Once we complete the work to allow us to formulate the drug coating in our facility, Biosensors will ship the drug and polymer to us separately and we will prepare the formulation and apply it to our stents in our facility. Biosensors will perform stability testing of the drug and polymer and any other testing required to complete the MAF and respond to agency questions about the MAF as required for approval of our DES systems in the United States, Japan, and Europe. Our agreement with Biosensors allows us to perform all other testing of the drug coating required for regulatory approvals and for lot release during commercialization.

Manufacturing

        We currently occupy a facility of approximately 50,000 square feet in Menlo Park, California, under a lease which expires on May 31, 2012. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises, and we may terminate the lease at anytime on or after May 1, 2009 for any reason. All of our manufacturing operations take place, and all 92 employees in our manufacturing department work, at this facility. We are in the process of identifying additional manufacturing space in the Menlo Park, California area, including additional space in our current facility.

        Final assembly, drug coating, and packaging of all of our products take place inside a controlled environment room of approximately 3,000 square feet that satisfies the requirements of a Class 10,000 level clean room. We have no experience manufacturing commercial quantities of our products and we will need additional space and operations personnel to commercialize our products. We believe our manufacturing facilities, processes and quality systems currently meet all regulatory requirements for the manufacture of devices for use in clinical trials and that with further refinements will meet all requirements for products for commercial distribution.

        Our components are purchased from outside suppliers who provide both off the shelf materials as well as custom made parts. In some cases, components are provided by single source suppliers due to quality considerations, costs or regulatory requirements. We rely on Biosensors to supply our drug coating or the components thereof and no alternative source is available. Biosensors currently relies on Nippon Kayaku to manufacture and supply Biolimus A9, which must meet strictly enforced GMP regulations in its manufacture of Biolimus A9 in order for us to obtain regulatory approval. We do not have the right to manufacture Biolimus A9 or the PLA coating on our own. We rely on SurModics for the lubricious coating that we apply to the sheath. We do not believe that we could replace these single source suppliers without significant effort and delay in production, especially after our products are commercialized because additional FDA approvals may be required. Other products and components come from single suppliers, but we believe alternate suppliers will be readily available, though in many cases we have not yet qualified alternate suppliers. We do not carry a significant inventory of most components used in our products. Most of our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of the components used in our products. Any supply interruption from our suppliers or failure to obtain alternate suppliers for our components would limit our ability to manufacture our products, which could delay completion of our clinical trials or commercialization of our products.

        Sterilization services for our products are performed by a third-party supplier. Currently, we apply the drug coating to the stents at our Menlo Park facility, as well as final assembly, inspection and warehousing of our products. We do not have any experience manufacturing commercial quantities of our products.

        Our Menlo Park facility was inspected by the California Food and Drug Branch in May 2005 and was issued a device manufacturing license. On June 19, 2006, our manufacturing facility was audited for the purpose of assessing the quality system to ISO 13485:2003 and the Medical Device Directive, or MDD 93/42/EC, requirements, and our registration was subsequently granted on September 20, 2006. We expect our manufacturing facility to be audited again in June 2008. The facility has been registered with the FDA since September 2004. A separate FDA inspection of the manufacturing facility and quality system will occur as part of the premarket approval, or PMA, process for our products. When we obtain additional manufacturing space, we will need to be inspected by the FDA and if we move to another location, the facility may also need to be ISO recertified and recertified by the California Food and Drug Branch.

Competition

        The coronary stent industry is highly competitive. Many of our competitors have significantly greater financial resources, human resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Many of these competitors also have more established reputations with our target customers and developed worldwide distribution channels. These competitors include Abbott Laboratories, Boston Scientific, Cook, Johnson & Johnson and Medtronic. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. As a result, we cannot assure you that we will be able to compete effectively against these competitors or their products.

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

        Because of the size of the CAD market, competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the CAD treatment market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than our Custom NX DES Systems.

        There are a number of companies developing or marketing treatments for coronary restenosis that are directly competitive with our technology. In particular, Boston Scientific has developed a paclitaxel eluting stent, the Taxus Express2 stent, which is marketed in the United States, Europe and other international markets. The Taxus Liberte, its next generation Taxus stent, is marketed in Europe and other international markets. Medtronic received FDA approval for its zotarolimus eluting stent, Endeavor, in February 2008 and immediately began marketing the product. Johnson & Johnson has developed a stent coated with rapamycin, the Cypher stent, which is marketed in the United States, Europe and other international markets. The Taxus Express2 stent, the Cypher stent and the Endeavor stent are currently the only FDA approved drug eluting stents in the United States. One other competitor, Abbott Laboratories, is anticipating PMA approval in 2008 based on favorable FDA panel reviews that they received in late 2007. Conor Medsystems, which was acquired by Johnson & Johnson in January 2007, also developed a paclitaxel eluting stent, CoStar. In 2006, Conor received CE Mark for the CoStar stent in Europe and other international markets and began marketing through distribution partners. Conor also completed the COSTAR II randomized controlled trial in the United

States comparing Costar stent versus Taxus Express-2. Costar failed to meet its primary endpoint in COSTAR II and Johnson & Johnson has hence decided to stop marketing Costar outside the United States and plans to redesign the product with a drug coating based on sirolimus rather than paclitaxel.

        Outside the United States, there are a number of additional stents that have marketing approval. Biosensors and Terumo both recently received CE Mark for their Biolimus A9-eluting stents. Biosensors plans to market its BioMatrix stent later this spring through a direct sales force and distributors. Terumo will primarily use distributors to market its NOBORI stent internationally. Biosensors also markets a paclitaxel eluting stent, Axxion, in Europe and other international markets Sorin Group has developed a tacrolimus eluting stent, Janus, which is marketed in Europe. In addition to its Endeavor stent, Medtronic has another zotarolimus eluting stent named Endeavor CR (Resolute) which has received CE Mark and which has a different polymer than the one used on the Endeavor stent. Abbott Laboratories has CE Mark for Xience V, an everolimus eluting stent, which it has been marketing since 2006. Additionally, many of the companies referenced above, and other potential competitors are in the process of developing new drug eluting stents. Competitors with stents used in PAD applications include Abbott Laboratories, C.R. Bard, Boston Scientific, Cook Group, Edwards Lifesciences, ev3, Johnson & Johnson, Medtronic and W.L. Gore & Associates.

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

Research and Development

        Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. Our research and development expenses were $30.9 million in 2007, $18.9 million in 2006 and $12.1 million in 2005.We expect our research and development expenditures to increase as we continue to devote significant resources to developing our products, in particular, completing the clinical trials necessary to support regulatory approval.

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

        As of December 31, 2007, we had 12 issued U.S. patents, 56 pending U.S. patent applications, one pending Israeli patent application, and 31 pending international patent applications filed pursuant to the Patent Cooperation Treaty, or PCT, 21 of which have entered the national phase in Europe, Japan, Canada, and Australia. All of our issued U.S. patents except two will expire between 2021 and 2023. Our other two issued U.S. patents, which cover technologies which we at present are not pursuing commercially, expire in 2014 and 2016, respectively. In addition, we have one U.S. patent under exclusive license covering methods of performing angioplasty on multiple lesions of varying lengths, which expires in 2012. As of December 31, 2007, three of our pending U.S. patent applications had been allowed by the U.S. Patent and Trademark Office, or USPTO. We are prosecuting or intend to prosecute our PCT patent applications in the national phase in Europe, Japan, Canada and Australia. Our pending U.S. and international patent applications, if issued, will expire between 2021 and 2027.

        Six of our issued U.S. patents cover certain aspects of our Custom NX DES Systems, including the deployment of multiple stents from a balloon catheter with a separation mechanism on the catheter to separate a stent to be deployed from an adjacent stent; a deployment mechanism on the catheter that allows application of a radially-outward force along a selected length of stent while a portion of the stent remains unexpanded; a stop member on the balloon catheter for stopping a stent at a selected position for deployment; a valve member on the balloon catheter for separating stents from each other; and a garage member attached to the sheath of the balloon catheter for constraining balloon expansion. Our pending U.S. patent applications, if issued with their present claims, will cover various other aspects of our Custom NX DES Systems, including customization of stent length through selected deployment of stent segments, manipulation of stent segments within the catheter, separation of deployed stents from the undeployed stents and the interdigitation of the stent segments. Other pending patent applications in our portfolio, if issued with their present claims, will cover various other drug eluting stent technologies including detachable linked stent segments, self-expanding stents and delivery systems for PAD treatment applications, durable and bioabsorbable polymer stents molded at the site of treatment, stent coating technologies for creating topographical features such as drug reservoirs on the stent surface and for elution of multiple drugs, and bifurcation stents and delivery systems.

        We have entered into a license agreement with Biosensors for non-exclusive rights to use its drug coating on our stents. See "—Our Relationship with Biosensors." Under this agreement we have a non-exclusive license to certain issued patents owned by Biosensors covering Biolimus A9 and stent coatings containing Biolimus A9 and certain polymers.

        We have also entered into a license agreement with SurModics giving us non-exclusive rights in certain of its patents and patent applications to allow us to coat our catheter's sheath with SurModics' lubricious coating. This agreement terminates upon the expiration of the last-to-expire patent licensed to us under the agreement, or earlier if we fail to begin bona-fide commercial sales by July 1, 2009 or thereafter if we have four consecutive quarters during which we fail to pay a royalty to SurModics. We have also entered into a license agreement with Millimed giving us non-exclusive rights in certain Millimed patent applications that relate to segmented stent designs, which terminates upon the expiration of the last-to-expire patent licensed thereunder.

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

        XTENT is a registered trademark of our company in the United States, the European Union and Australia. Applications for our XTENT trademark are pending in Canada and Japan. CUSTOM NX is a registered trademark of our company in the United States, Australia, the European Union and Japan. An application for our CUSTOM NX trademark is pending in Canada. Our NX trademark is registered in the European Union. We have also applied to register NX as a trademark in the United States.

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

        Cordis, a subsidiary of Johnson & Johnson, is the owner of a number of patents and patent applications directed to the use and delivery of rapamycin and its analogs for the treatment of restenosis as well as stents incorporating such materials. These include, without limitation, the "Morris" family of patents, the "Wright" family of patents and the "Falotico" family of patents.

        Boston Scientific holds rights to the "Grainger" family of patents directed to methods of inhibiting smooth muscle cell proliferation, or growth, using certain compounds and to the "Kunz" family of patents directed to methods for maintaining vessel luminal area with a stent that includes a cytostatic, or cell division inhibiting, agent.

        Various patents owned by third parties are directed to stent structures and materials. These patents include a group of "Lau" patents that were owned by Guidant Corporation, a newly acquired subsidiary of Boston Scientific whose stent technology we believe has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The "Boneau" family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements.

        The "Fariabi" family of patents, owned by Guidant, are directed to stents comprising cobalt-chromium alloys. The "Israel" and "Pinchasik" families of patents, owned by Medinol, are directed to stents with meandering strut patterns. A patent owned by Wall is directed to a radially collapsible mesh sleeve.

        Other third-party patents are directed to stent delivery catheter technology. There are a number of patents that were held by Guidant Corporation directed to rapid exchange catheters for angioplasty and stent delivery. These include, without limitation, the "Yock" and "Horzewski" families of patents, directed to rapid exchange angioplasty catheters, and the "Lau" family of patents directed to rapid exchange stent catheters. Boston Scientific owns other patents directed to rapid exchange angioplasty catheters, including, the "Bonzel" family of patents. Medtronic owns certain patents directed to guidewire handling technology in stent delivery catheters, including certain patents issued to Crittenden and Kramer. A patent issued to Fischell is directed to a sheathed stent delivery catheter. Guidant Corporation also held a patent issued to Cox, directed to a stent delivery catheter having an adjustable-length balloon. Certain patents owned by Boston Scientific or its subsidiaries are also directed to stent delivery catheters having adjustable-length balloons.

        Certain patents owned by third parties relate to methods for coating stents. The "Hossainy" family of patents that were held by Guidant Corporation are directed to methods of coating stents with a primer layer and a reservoir layer.

Third Party Reimbursement

        In most countries throughout the world, a significant portion of a patient's medical expenses is covered by third-party payors. In many countries including the United States, third-party payors consist of both government funded insurance programs and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, the vast majority of payors have established policies for drug eluting stents. We believe that our products generally will fall within the existing reimbursement guidelines, although some refinement in policies may be indicated for our products. Before reimbursement may be obtained for our Custom NX DES Systems in the United States, FDA approval will be required.

        In the United States, the Centers for Medicare and Medicaid Services, or CMS, is the government entity responsible for administering the Medicare program. CMS establishes Medicare coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, the Medicare program is viewed as a benchmark. Both CMS and commercial payors have established coverage and reimbursement policies for drug eluting stents currently on the market. There also are established reimbursement codes describing current products and procedures using those existing products. There are no assurances that existing policies or reimbursement codes would be used for the systems we are currently developing. There are also no assurances that existing payment rates for such reimbursement codes will continue to be at the same levels. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures for certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including approximately 10% to 14% reductions for those procedures using drug eluting stents. The reductions are to be transitioned over a three year period beginning in fiscal year 2007. CMS also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of the patient's condition in the hospital inpatient prospective payment system for fiscal year 2008.

        Outside of the United States, there are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. While the majority of countries have existing reimbursement for drug eluting stents, a number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.

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

Government Regulation

United States

        Our products are combination products because they are comprised of two or more regulated components, a drug and a device, that are physically combined and produced as a single product. In the United States, a combination product is assigned by the FDA to one of the Agency's Centers, such as the Center for Drug Evaluation and Research, or CDER, or the Center for Devices and Radiological Health, or CDRH. The Center to which the product is assigned will have primary jurisdiction over the premarketing review and approval of the combination product. The FDA identifies the Center with primary authority over a combination product based on an assessment of the combination product's "primary mode of action." Because the primary mode of action for our products is that of a medical device, they will be regulated as devices by the FDA under the Federal Food, Drug, and Cosmetic Act, and CDRH will have primary jurisdiction over our PMA application. We believe that the drug component of our products will be reviewed by CDER, which will consult with and assist CDRH in its review of our PMA applications. The drug will not require separate FDA approval. Biosensors must file a drug master file, or MAF, for our drug coating with the FDA on our behalf. Although we collaborate with Biosensors on portions of the MAF, we do not have direct access to certain proprietary portions of the MAF, and any deficiencies identified by regulatory authorities related to these proprietary portions of the MAF will be addressed by Biosensors alone, without our input.

        FDA regulations govern the following activities that we and our suppliers, licensors and partners perform and will continue to perform to ensure that products we distribute domestically or export internationally are safe and effective for their intended uses:

  •
  product design and development;

  •
  product testing;

  •
  product manufacturing;

  •
  product safety;

  •
  product labeling;

  •
  product storage;

  •
  recordkeeping;

  •
  premarket approval;

  •
  advertising and promotion; and

  •
  product sales and distribution.

        FDA's Premarket Clearance and Approval Requirements.    The FDA classifies medical devices into one of three classes. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring premarket approval. All of our current products are class III devices and will require FDA approval after submission and review of a PMA application. PMA must be supported by extensive data, including but not limited to, technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and efficacy of the device. The PMA must also contain a full description of the device and its components and a full description of the methods, facilities and controls used for manufacturing.

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

        Clinical Trials.    A clinical trial is almost always required to support a PMA application. Clinical trials for our product candidates require the submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Our IDE application includes the MAF for the drug coating aspects of our products that Biosensors submits to the FDA on our behalf. We submitted an IDE application to the FDA in September 2007. In October 2007, we received questions back from the FDA regarding our IDE application. We are currently working to address the FDA's questions and will not be able to obtain IDE approval or initiate our CUSTOM IV trial until we do so. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical trials may begin once the application is reviewed and cleared by the FDA and the appropriate institutional review boards at the clinical trial sites. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA's good clinical practice, or GCP, regulations. We, the FDA or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to clinical trial subjects outweigh the anticipated benefits.

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

  •
  labeling regulations and FDA prohibitions against the promotion of products for unapproved or "off-label" uses;

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

        The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Department of Health and Human Services, Office of Inspector General, or OIG, to issue a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

        The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claim action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

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

        The primary regulatory environment in Europe is that of the European Union, which consists of twenty five countries encompassing most of the major countries in Europe. Three member states of the European Free Trade Association, Norway and Lichtenstein, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet E.U. requirements. The European Union has adopted numerous directives and the European Committees for Standardization, or CEN, have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a designated Notified Body, an independent and neutral institution appointed in one of the countries in the European Union to conduct the conformity assessment. This assessment is conducted by the designated Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement and is required for most of the medical devices in order for a manufacturer to obtain CE Marking and to commercially distribute the product throughout these countries. This assessment may also consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device so as to ensure compliance with ISO 13485 certification, which are voluntary harmonized standards. Compliance with these ISO certifications establishes that some of the general requirements of the directives are presumed to be fulfilled. See "Manufacturing."

Employees

        As of December 31, 2007, we had 172 employees, with six employees in sales and marketing, 92 employees in manufacturing, 30 employees in research and development, 18 employees in general and administrative and 26 employees in clinical, regulatory and quality assurance. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Available Information

        We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC's website at http://www.sec.gov.

        You may also find on our website at http://www.xtentinc.com/ electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. The charters for our Audit, Compensation and Nominating and Corporate Governance Committees and our Code of Ethics are also available on our website. In the event that we grant a waiver under our Code of Ethics, to any of our officers or directors, we will publish it on our website.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We are a development stage company with a history of losses, and we expect to incur net losses for the foreseeable future.

        We have incurred net losses since our Inception in June 2002. For the years ended December 31, 2007, 2006, and 2005, we had net losses of $38.8 million, $25.0 million and $14.0 million, respectively. As of December 31, 2007, we had an accumulated deficit of $92.9 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development of our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received a CE Mark or approval from the U.S. Food and Drug Administration ("FDA") or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our Inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders' equity.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

        We plan to raise additional capital by selling additional equity or debt securities or by obtaining a credit facility during 2008. We will need to raise substantial additional capital to:

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

        We believe our existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our future funding requirements will depend on many factors, including:

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

        If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders, or may not be available at all. To raise capital, we may decide to sell unregistered stock at a discount to market with or without the issuance of warrants. The sale of securities at a discount or the issuance of warrants may result in dilution to our existing stockholders. In connection with this type of financing, we would likely be obligated to register such shares for resale at a later date. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our development programs.

        If adequate funds are not available, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition.

We are wholly dependent on a third party for the development of the drug coating placed on our drug eluting stents and any delay or failure by such third party to successfully develop the drug coating or to submit acceptable MAFs to regulatory authorities could delay our clinical trials or prevent or delay commercialization of our Custom NX DES Systems.

        In May 2004, we entered into a license agreement with Biosensors. In December 2007, we entered into an amended and restated license agreement with Biosensors which superseded the prior agreement. Pursuant to the agreement, we obtained non-exclusive rights to use Biosensors's drug coating on our stent platform. The drug coating consists of Biolimus A9®, an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid ("PLA"), a biodegradable polymer used to release the drug over time. In January 2008, Biosensors announced that it had received CE Mark approval for its BioMatrix drug eluting stent which uses the Biolimus A9 and PLA drug coating. The drug coating has not been approved for any use in the United States or any other jurisdiction.

        To date, Biosensors has made only limited public disclosures regarding filings it has made with the FDA in connection with the MAF for its BioMatrix drug eluting stent. In order to obtain CE Mark and IDE approval for our Custom NX DES Systems, we require Biosensors, acting on our behalf, to submit MAFs related to our drug coating to our Notified Body and the FDA. Although Biosensors received CE Mark for its Biomatrix stent, there can be no guaranty that any MAF that Biosensors submits to a regulatory authority on our behalf will be acceptable.

        We submitted our application for CE Mark approval of our Custom NX DES systems in December 2007, and in March of 2008, our Notified Body informed us that we will receive a response to our CE Mark application in May of 2008. As part of our application for CE Mark, Biosensors submitted a MAF related to our drug coating to the designated Notified Body who reviews our CE Mark application. We will have to obtain a favorable opinion on this MAF from the Medicines Evaluation Board, or MEB, in the Netherlands before our designated Notified Body can provide us with CE Mark approval. Although Biosensors has already submitted the MAF, it is possible that the Notified Body will have questions concerning the MAF. Any delays Biosensors experiences or problems it has in responding to such questions may substantially delay the commercialization of our Custom NX DES systems in Europe as well as certain non-European countries that recognize the European Union's CE Mark.

        In order to obtain IDE approval from the FDA allowing us to initiate our CUSTOM IV clinical trial and in order to obtain the PMA allowing us to commercialize our Custom NX DES Systems in the United States, we need Biosensors to submit acceptable MAFs related to our drug coating to the FDA on our behalf. Any delays Biosensors experiences or problems it has in developing these acceptable MAFs or responding to questions the FDA may have concerning the MAFs may substantially delay our currently planned clinical trials and the development of our products and we may be required to restart clinical programs with an alternative drug coating.

        In the event we experience these delays or need to restart clinical programs, our regulatory and commercialization timelines will need to be extended and we may experience a significant decline in our stock price.

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

        We cannot market our products in the European Union until we receive a CE Mark or in the United States until we receive PMA. The earliest we expect to commercialize our products in the European Union is the second half of 2008, if at all. If we are not successful in the initiation and completion of clinical trials for the development, approval and commercialization of our Custom NX DES Systems for the treatment of coronary artery disease ("CAD"), we may never generate any revenue and may be forced to cease operations.

We have not received, and may never receive, FDA or other regulatory approvals to market our Custom NX DES Systems.

        Our Custom NX DES Systems are combination products, incorporating both a drug element and a medical device, and the combination device will be regulated as a Class III medical device in the United States. Information regarding the drug coating for our stents will be reviewed by the FDA's Center for Drug Evaluation and Research ("CDER") based on the MAF submitted by Biosensors on our behalf, and the device will be reviewed by the FDA's Center for Devices and Radiological Health ("CDRH"), with the overall product subject to approval by CDRH as a medical device. We believe that no separate approval for the drug independent of the device is required.

        We do not currently have the necessary regulatory approvals to market our Custom NX DES Systems or any other products in the United States or in any foreign market, including the European Union. If we obtain the necessary regulatory approvals, we plan initially to launch our products in the European Union and later in the United States. Regulatory approval in the European Union for our products will require us to successfully obtain CE Mark from our designated Notified Body. In March 2007, the European Medicines Agency released new guidelines it is proposing for the approval of drug eluting stents. These proposed guidelines are more rigorous than existing standards. Although the proposed guidelines have only been published for comment and are not final, in order to obtain CE Mark, we have taken the proposed guidelines into consideration.

        The regulatory approval process in the United States for our products involves, among other things, successfully receiving authorization from the FDA to conduct clinical trials under an investigational device exemption ("IDE"), completing pre-clinical and clinical trials, and applying for and obtaining PMA from the FDA. The PMA process requires us to demonstrate the safety and efficacy of our products to the FDA's satisfaction. This process is expensive and uncertain and requires detailed and comprehensive scientific and human clinical data. While the FDA review process generally takes one to three years after filing the PMA application, our PMA application review could take much longer and may never result in the FDA granting PMA. The FDA could delay, limit or deny approval of our PMA application for many reasons, including:

  •
  our stent systems may not be safe or effective or may not otherwise meet the FDA's requirements;

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

        On September 14, 2006, the FDA issued a Statement on Coronary Drug-Eluting Stents, which discusses recent clinical data presented at the March 2006 American College of Cardiology Scientific Sessions in Atlanta, Georgia and at the September 2006 European Society of Cardiology Annual Meeting/World Congress of Cardiology Meeting in Barcelona, Spain. This data suggested a small but significant increase in the rate of death and myocardial infarction, or heart attack, potentially due to late-stent thrombosis, in patients treated with drug eluting stents at 18 months to three years after stent implantation. The FDA stated that, while these studies have raised important questions regarding the safety and efficacy of drug eluting stents, it is not possible to fully characterize the mechanisms, risks and incidence rates of late-stent thrombosis following implantation of drug eluting stents based on currently available data. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. The Panel made the following statements in response to the FDA's questions:

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

        The Panel's opinion is advisory and the FDA has not issued final conclusions or recommendations from this meeting. We cannot assure you that any long-term data produced in response to the Panel's request will support its current conclusions and the FDA may alter or change its determinations regarding the safety and efficacy of drug eluting stents. Any adverse determination by the FDA regarding the safety and efficacy of drug eluting stents would have a significant adverse impact on our business.

If Biosensors fails to supply us with sufficient quantities of our drug coating, development and commercialization of our Custom NX DES Systems may be prevented or delayed as a result.

        We obtain our entire supply of the drug coating for our stents from Biosensors and we are unaware of any alternative source for this drug coating. Under the amended and restated license agreement which we entered into with Biosensors in December 2007, we have the right to purchase the components of the drug coating, which are the drug and the PLA, from Biosensors in order to perform the coating formulation ourselves. Even though we have this right, we still obtain the formulated drug coating from Biosensors and we will continue to do so until we complete the work necessary in order to perform our own formulation. We do not have the right to use alternate suppliers for this drug coating that we obtain from Biosensors, or the components of the drug coating which we plan to purchase from them in the future. In addition, there is no other source for the drug coating or components and we are contractually restricted from obtaining Biolimus A9 from any other source and we have not in-licensed an alternative drug for use in the event we are unable to obtain a sufficient supply of Biolimus A9. Currently, Biosensors relies on a sole-source, Nippon Kayaku, a third-party Japanese pharmaceutical company, to manufacture and supply them with Biolimus A9, which Biosensors mixes with the PLA. We have no relationship with, control over, or contact with this pharmaceutical company and cannot contract directly with it to obtain Biolimus A9 if we are unable to obtain Biolimus A9 from Biosensors. In addition, the pharmaceutical company is subject to significant legal and regulatory requirements with regard to the production of Biolimus A9, including onerous current Good Manufacturing Practices regulations ("GMP"), which are strictly enforced by the FDA, and the Ministry of Health, Labor, and Welfare in Japan and any failure on the part of the pharmaceutical company to comply with these requirements may interrupt Biosensors' supply of Biolimus A9 and ultimately, our supply of the drug coating. Biosensors has also entered into, and may continue to enter into, agreements to supply the drug coating to other licensees. Our clinical trials and the development and commercialization of our Custom NX DES Systems could be prevented or delayed if:

  •
  the supplier of our drug coating is unable or refuses to meet our demand;

  •
  our license agreement with Biosensors terminates for any reason, including insolvency or our failure to obtain CE Mark or commercialize within one year of the date upon which the MAF that Biosensors submits in connection with our CE Mark application is approved by the MEB; or

  •
  the supplier of our drug coating does not meet regulatory quality requirements and other specifications.

        To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, we anticipate that we will require substantially larger quantities of the drug coating or the components of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating or components and such supply may not meet our quality requirements or other specifications. For example, we have, in the past, experienced interruptions in the supply of adequate quantities of acceptable drug coating. In the event we do not receive adequate supplies of acceptable drug coating or components, we will likely be unable to locate an alternative supplier, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or components, or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

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

        If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators' or physicians' expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher® stent, the Taxus® Express2™ stent and the Endeavor® stent, the three drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX

DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. See "Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis." We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

        Additionally, other efficacy factors may influence a physician's decision over what stents to deploy. Our Custom NX DES Systems' stent segments may separate excessively at the time of deployment in the artery or over time. Any such separation may lead to restenosis occurring between the segments or other adverse events. If the results obtained from our clinical trials indicate that our products are not as safe or effective as other treatment options or as current short-term data would suggest, our products may not be approved, adoption of our products may suffer and our business would be harmed.

If our pre-clinical studies or clinical trials do not meet safety or efficacy endpoints, or if we experience significant delays in completing these studies or trials, our ability to commercialize our Custom NX DES Systems or other products and our financial position will be impaired.

        Before marketing and selling our Custom NX DES Systems or any other products, we must successfully complete pre-clinical studies and clinical trials that demonstrate that our products are safe and effective. We currently have a very limited amount of clinical data regarding the safety and efficacy of our Custom NX DES Systems, and no published data beyond two years. The results from our limited short-term clinical experience for our Custom NX DES Systems do not necessarily predict long-term clinical benefit and may not be replicated in subsequent clinical trials. Furthermore, all of our existing data has been produced in studies that involve relatively small patient groups, and the data may not be reproduced in wider patient populations. We plan to conduct additional large-scale clinical trials to determine whether our products are safe and effective and to support our applications for regulatory approval in the United States. We expect that one or more of these additional clinical studies will be a comparative study comparing the safety and efficacy of our stents to the Cypher stent, the Taxus Express2 stent or the Endeavor® stent, the three drug eluting stents marketed in the United States, or to other stents that may become approved for marketing in the United States, and that these studies will involve large patient populations of approximately 2,500 patients.

        The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

  •
  Biosensors fails to submit on our behalf and in a timely fashion, if at all, a MAF for the drug coating with the FDA, or such filing fails to meet regulatory requirements;

  •
  Biosensors fails to respond in a timely manner, if at all, to questions that the FDA may have concerning a MAF Biosensors submits to the FDA on our behalf, in connection with our IDE submission;

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

        Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA's approval of our IDE application. In September 2007, we submitted an IDE application to the FDA to begin our CUSTOM IV pivotal trial. In October 2007, we received questions back from the FDA regarding our IDE application. Although we are currently working to address the FDA's questions, we cannot guarantee that we will be able to resolve them in a timely manner, if at all. Until we address the FDA's questions, we will not be able to obtain IDE approval to initiate our CUSTOM IV trial.

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

        Clinical trials necessary to support a PMA application for our Custom NX DES Systems will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. The clinical trials supporting the PMA applications for the Cypher stent, the Taxus Express2 stent and the Endeavor stent, which are approved by the FDA and currently marketed, involved patient populations of approximately 1,000, 1,300 and 1,100 respectively. We expect that we will provide the FDA with data on approximately 2,500 patients with 12-month follow-up to support our PMA application. The FDA may require us to submit data on a greater number of patients or a longer follow-up period. Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

Physicians may not widely adopt our Custom NX DES Systems unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our Custom NX DES Systems provides a safe and effective alternative to other existing treatments for coronary artery disease.

        Physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party coverages and reimbursement. We believe that physicians will not widely adopt our Custom NX DES Systems unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our Custom NX DES Systems provides a safe and effective alternative to other existing treatments for coronary artery disease, including coronary artery bypass grafting ("CABG"), balloon angioplasty, bare metal stents and other drug eluting stents, such as Johnson & Johnson's Cypher stent and Boston Scientific's Taxus Express2 stent. In particular, the use of bare metal stents has reportedly increased, and the use of drug eluting stents has reportedly decreased, at certain hospitals in the United States and elsewhere as a result of recent clinical data indicating a higher incidence rate of late stent thrombosis. We cannot predict the effect that this or other data questioning the safety of drug eluting stents will have on the drug eluting stent market.

        We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that our Custom NX DES Systems are an attractive alternative to other drug eluting stent procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other drug eluting or bare metal stents that have received regulatory approval and that are available on the market, our ability to successfully market our Custom NX DES Systems will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician's actual experience with our Custom NX DES Systems will vary. Clinical trials conducted with our Custom NX DES Systems have involved procedures performed by physicians who are technically proficient and are high-volume users of drug eluting stents. Consequently, both short- and long-term results reported in these clinical trials may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of our products. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our Custom NX DES Systems will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

Problems with the stent to be used in the control group during our planned U.S. pivotal clinical trial could adversely affect its outcome.

        We expect our pivotal clinical trial in the United States to compare the performance, including safety and efficacy, of our products against that of a currently marketed drug eluting stent, or a drug eluting stent that becomes approved for marketing in the near future. Our planned pivotal clinical trial could be significantly delayed or harmed if the stent we use for the control group experiences problems. We may use one of the three currently marketed drug eluting stents, the Cypher stent, the Taxus Express2 stent or the Endeavor stent, or a drug eluting stent that becomes approved for marketing in the near future, as the control stent in our planned pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 Taxus stent systems and approximately 11,000 Express2 stent systems due to characteristics in the delivery catheters that had the potential to impede balloon deflation during a balloon angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 Taxus stents. If prior to or during the enrollment and treatment period for our planned pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. The FDA could also require us to redesign the clinical trial based on an alternative control stent. Any significant delay or redesign could impair our ability to commercialize our Custom NX DES Systems.

Our products are based on a new technology, and we have only limited experience in regulatory affairs, which may affect our ability or the time required to obtain necessary regulatory approvals, if at all.

        Drug eluting stents were introduced in the United States in 2003. To date, the FDA has approved only the Taxus Express2, the Cypher and the Endeavor drug eluting stents for commercial sale. Because drug eluting stents are relatively new and long-term success measures have not been completely validated, regulatory agencies, including the FDA, may take significantly more time in evaluating product approval applications for those types of products. For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the FDA for evaluating the clinical efficacy of stents. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Furthermore, the result of recent studies suggesting a correlation between drug eluting stents and incidents of late-stent thrombosis may further delay and complicate the regulatory pathway for our products. Additionally, we have limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and we have limited personnel and resources to dedicate to the filing and prosecution of these applications. As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

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

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our suppliers are required to comply with the Quality System Regulation ("QSR"), for the manufacture of our Custom NX DES Systems and GMP for the manufacture of our drug coating and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the GMP and QSR through unannounced inspections. We and our third-party manufacturers and suppliers have not yet been inspected by the FDA and will have to successfully complete such inspections before we receive regulatory approvals for our products. Failure by us or one of our suppliers, including the supplier of our drug coating, to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following enforcement actions:

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

        Cordis, a subsidiary of Johnson & Johnson, is the owner of a number of patents and patent applications directed to the use and delivery of rapamycin or its analogs as a stand-alone therapy or as part of a drug eluting stent for the treatment of restenosis as well as stents incorporating such materials. These include, without limitation, the "Morris" family of patents, the "Wright" family of patents and the "Falotico" family of patents.

        Boston Scientific holds rights to the "Grainger" family of patents directed to methods of inhibiting smooth muscle cell proliferation, or growth, using certain compounds and to the "Kunz" family of patents directed to methods for maintaining vessel luminal area with a stent that includes a cytostatic, or cell division inhibiting, agent.

        Various patents owned by third parties are directed to stent structures and materials. These patents include a group of "Lau" patents that were owned by Guidant Corporation, a newly acquired subsidiary of Boston Scientific whose stent technology has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The "Boneau" family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements. The "Fariabi" family of patents, formerly owned by Guidant, are directed to stents comprising cobalt-chromium alloys. The "Israel" and "Pinchasik" families of patents, owned by Medinol, are directed to stents with meandering strut patterns. A patent owned by Wall is directed to a radially collapsible mesh sleeve.

        Other third-party patents are directed to stent delivery catheter technology. There are also a number of patents that were held by Guidant Corporation directed to rapid exchange catheters for angioplasty and stent delivery. These include, without limitation, the "Yock" and "Horzewski" families of patents, directed to rapid exchange angioplasty catheters, and the "Lau" family of patents directed to rapid exchange stent catheters. Boston Scientific owns other patents directed to rapid exchange angioplasty catheters, including, the "Bonzel" family of patents. Medtronic owns certain patents directed to guidewire handling technology in stent delivery catheters, including certain patents issued to Crittenden and Kramer. A patent issued to Fischell is directed to a sheathed stent delivery catheter. Guidant Corporation also held a patent issued to Cox, directed to a stent delivery catheter having an adjustable-length balloon. Certain patents owned by Boston Scientific or its subsidiaries are also directed to stent delivery catheters having adjustable-length balloons. Certain patents owned by third parties relate to methods for coating stents. For example, the "Hossainy" family of patents that were held by Guidant Corporation are directed to methods of coating stents with a primer layer and a reservoir layer.

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

        These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All of the major companies in the stent and related markets, including Abbott Vascular (which acquired Guidant's stent technology), Boston Scientific, Johnson & Johnson and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997. The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products.

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

        In any infringement lawsuit, a third party could seek to enjoin, or prevent, us from commercializing our Custom NX DES Systems or any future products, may seek damages from us and any such lawsuit would likely be expensive for us to defend against. Our involvement in intellectual property litigation could result in significant expense. Some of our competitors, such as Boston Scientific, Johnson & Johnson, Abbott Vascular and Medtronic, have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from bringing our Custom NX DES Systems to market and achieving market acceptance. We, on the other hand, are a development stage company with comparatively few resources available to us to engage in costly and protracted litigation. A court may determine that patents held by third parties are valid and infringed by us and we may be required to:

  •
  pay damages, including up to treble damages and the other party's attorneys' fees, which may be substantial;

  •
  cease the development, manufacture, use and sale of products that infringe the patent rights of others, including our Custom NX DES Systems, through a court-imposed sanction called an injunction;

  •
  expend significant resources to redesign our technology so that it does not infringe others' patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

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

        In addition, some of our agreements, including our agreement with Biosensors for the supply of the drug coating, our agreement with SurModics for the supply of the lubricious coating on our catheter and our agreement with Millimed for the license of patents related to segmented stent designs require us to indemnify the other party in certain circumstances where our products have been found to infringe a patent or other proprietary rights of others. An indemnification claim against us may require us to pay substantial sums to our licensor or supplier, including its attorneys' fees.

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue.

        Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of December 31, 2007 we had six issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

        The validity of our patent claims depends, in part, on whether prior art references exist that describe or render obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the United States Patent and Trademark Office ("USPTO"), for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications relating to, our stent technologies. In the event that a third party has also filed a U.S. patent application covering our stents or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our position in the United States. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

        For example, Johnson & Johnson, Boston Scientific and Medtronic, three companies with far greater financial and marketing resources than we possess, have each developed, and are actively marketing, drug eluting stents that have been approved by the FDA. We may be unable to demonstrate that our Custom NX DES Systems offer any advantages over Johnson & Johnson's Cypher stent, Boston Scientific's Taxus Express2 stent, or Medtronic's Endeavor stent. Other large companies, including Medtronic and Abbott Laboratories, are developing and commercializing drug eluting stents. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

        We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of stent systems or other medical devices. To be successful in commercializing our products we must either develop a sales and marketing infrastructure or enter into distribution arrangements with others to market and sell our products. We have not yet hired any European sales people or entered into any third-party distribution agreements.

        After establishing our European sales channels, if our Custom NX DES Systems are approved for commercial sale in the United States, we currently plan to establish our own direct U.S. sales force. If we develop our own marketing and sales capabilities, our sales force will be competing with the experienced and well-funded marketing and sales operations of our more established competitors. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. If we are unable to establish sales and marketing capabilities, we will need to contract with third parties to market and sell our products in the United States. To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services in the United States or internationally, our product revenue could be lower than if we directly marketed and sold our products, or any other stent system or related device that we may develop. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our future distributors may market their own products or distribute other companies' products that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We have limited device manufacturing and drug coating capabilities and manufacturing personnel, and if our device manufacturing and drug coating facilities or our suppliers are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

        We currently have limited resources, facilities and experience to commercially manufacture the device component of our products and apply the drug coating to the stents. In addition, pursuant to the terms of the restated license agreement with Biosensors, we are in the process of preparing to perform our own drug coating formulation, a process currently performed by Biosensors. In order to produce our Custom NX DES Systems in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that will require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all. During a routine audit, we discovered that our new device configuration required revised sterilization procedures, which were successfully validated in March 2007. In the event that we encounter similar challenges in the future, we may experience interruptions in the supply of our devices and as a result may be unable to meet demand. If we develop and obtain regulatory approval for our products and are unable to manufacture a sufficient supply of our products, our revenue, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

        We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services ("CDHS"). In addition, we expect that our facility will be audited for purposes of International Standardisation Organization ("ISO") compliance in 2008. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2009, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

If the cost of our drug coating or other components of our stent systems increase significantly, our business and our results of operations may be harmed.

        Under the terms of our license agreement with Biosensors, the price we pay for our drug coating or the components thereof once we begin performing the formulation of the coating ourselves, may increase as Biosensors' cost of manufacturing and supplying the drug coating or components increases. We have experienced one price increase in the past and we may experience additional increases in the future. If we experience significant increases in the cost of our drug coating or other key components of our stent systems, our business and our results of operations may be harmed.

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

        A key element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our Custom NX DES Systems. We are seeking to do so through our internal research programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology. Research programs to identify new disease targets, products and delivery techniques require substantial technical, financial and human resources, whether or not any products are ultimately identified. We may determine that one or more of our pre-clinical programs do not have sufficient potential to warrant the allocation of resources, such as the potential development of our stent technology for the treatment of peripheral artery disease ("PAD"). Our research programs may initially show promise in identifying potential products, yet fail to yield products for clinical development for many reasons, including the following:

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

        If we obtain CE Mark and FDA approval for our products, we intend to continue to rapidly expand our operations and grow our research and development, product development and administrative operations and invest substantially in our manufacturing facilities. This expansion has and is expected to continue to place a significant strain on our management and operational and financial resources. In particular, the commencement of our planned pivotal clinical trial in the United States will consume a significant portion of management's time and our financial resources. To manage any expected growth and to commercialize our Custom NX DES Systems, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

Risks Related to Our Industry

If we fail to obtain an adequate level of reimbursement for our products from third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

        Our failure to receive adequate reimbursement or pricing approvals in the United States or internationally would negatively impact market acceptance of our products in the markets in which those approvals are sought. The efficacy, safety, performance and cost-effectiveness of our products under development and of any competing products are some of the factors that will determine the availability of coverage and level of reimbursement. In the United States, a preliminary threshold for coverage and payment of medical devices and drugs generally includes approvals or clearances from the FDA. In addition, there is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. Third-party payors continually attempt to contain or reduce healthcare costs by challenging the prices charged for healthcare products and services, resulting in a downward pressure of reimbursement rates generally. Under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including approximately 10% to 14% reductions for those procedures using drug eluting stents. The reductions were to be transitioned over the next three years, beginning in fiscal year 2007. The Centers for Medicare and Medicaid Services ("CMS"), responsible for administering the Medicare program, also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of the patient's condition in the hospital inpatient prospective payment system for fiscal year 2008. If coverage and reimbursement for our products is unavailable, insufficient or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues, if any, would be adversely affected.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

        In the United States and in certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the regulatory and healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted. Post-payment reviews of claims also are conducted. For example, in 2005 the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") audited certain sample claims paid by Medicare contracts for in-patient and out-patient claims involving arterial stent implantation to determine whether Medicare payments for these services were appropriate. The OIG found that 20 of 72 reviewed claims did not meet Medicare reimbursement requirements. Findings of ongoing or widespread inappropriate billing of arterial stents could lead to increased scrutiny in this area, which in turn, could affect our ability to raise capital, obtain additional collaborators and market our products. We also expect to experience pricing pressures in connection with the future sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by these and other future healthcare reforms.

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

        These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management's attention from our business and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial patient participants or result in reduced acceptance of our products in the market.

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

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. In addition, in our annual report on Form 10-K for the year ending December 31, 2008, the independent registered public accounting firm auditing our financial statements must attest to and report on our management's assessment of the effectiveness of our internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines beginning with our Form 10-K for the period ending December 31, 2008. Our independent registered public accounting firm will test our internal control over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement.

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

  •
  quarterly variations in our or our competitors' results of operations;

  •
  changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earning estimates;

  •
  the low trading volume of our common stock;

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

        As of January 24, 2008, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 67.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Volatility in the stock price of other companies may contribute to volatility in our stock price.

        The NASDAQ Global Market, particularly in recent years, has experienced significant volatility with respect to medical technology, pharmaceutical, biotechnology and other life science company stocks. The volatility of medical technology, pharmaceutical, biotechnology and other life science company stocks often does not relate to the operating performance of the companies represented by the stock. Further, there has been particular volatility in the market price of securities of early stage and development stage life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently occupy a facility of approximately 50,000 square feet in Menlo Park, California, under a lease which expires on May 31, 2012. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises, and we may terminate the lease at anytime on or after May 1, 2009 for any reason. We believe that our existing facility is adequate to meet our needs for at least the next 12 months and we expect that it will be available to us through such period. As we begin commercialization of our products, we expect that we will need additional space. We cannot assure you that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

        We are not party to any material pending or threatened litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our Common Stock is traded on the NASDAQ Global Market under the symbol "XTNT."

        As of February 15, 2008, the closing price of our Common Stock on the NASDAQ Global Market was $9.30 per share, and the number of stockholders of record was approximately 756.

        Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

        The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the NASDAQ Global Market:

Year Ended December 31, 2007	High	Low
First Quarter (beginning February 1, 2007)	$16.48	$11.23
Second Quarter	13.97	8.74
Third Quarter	10.54	7.74
Fourth Quarter	10.84	8.50

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information regarding common stock that may be issued upon the exercise of options, warrants and rights under our 2002 Stock Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,161,453	$5.13	539,919
Equity compensation plan not approved by security holders	—	N/A	—

Total	2,161,453		539,919

(1)
Does not include an outstanding option to purchase 5,209 shares which was issued outside of the approved option plans.
(2)
Securities remaining available for future issuance under equity compensation plans includes 472,705 shares available for issuance under the 2006 Employee Stock Purchase Plan.

Stock Performance Graph

        The following graphic representation shows a comparison of total stockholder returns for holders of our common stock from February 2007, the date of our initial public offering, through December 31, 2007, compared with the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. This graphic comparison is presented pursuant to the rules of the Securities and Exchange Commission.

Unregistered Sales of Equity Securities and Use Of Proceeds

        On February 1, 2007, we sold 4.7 million shares at $16.00 per share in the initial public offering of our common stock. Net cash proceeds from the offering were $68.2 million, after deducting approximately $7.0 million of underwriting discounts and commissions and other offering costs. We registered the Initial Public Offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-136371), which was declared effective on January 31, 2007. Of the $68.2 million in net proceeds, through December 31, 2007, we have spent approximately $42.0 million including: $3.0 million for sales and marketing initiatives, $29.4 million for research and development activities, $7.6 million for operating and general corporate purposes and $2.0 million for property and equipment in order to expand our manufacturing capability to conduct our CUSTOM III, IV and V clinical trials and prepare for commercialization outside the United States.

ITEM 6.    SELECTED FINANCIAL DATA

        We derived the selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the period from June 13, 2002 (Inception) to December 31, 2007 and balance sheet data as of December 31, 2007 and 2006 from our audited financial statements that are included elsewhere in this Form 10-K. We derived the selected statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004, and 2003 from our audited financial statements not included in this Form 10-K.

        Our historic results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Cummulative Period from June 13, 2002 (Date of Inception) to December 31, 2007
		Year Ended December 31,
		2007	2006(2)	2005	2004	2003
	(in thousands, except per share data)
Operating expenses:
Research and development	$72,421	$30,888	$18,923	$12,139	$7,118	$3,353
General and administrative	23,384	11,269	7,258	2,214	1,883	760

Total operating expenses	95,805	42,157	26,181	14,353	9,001	4,113

Loss from operations	(95,805)	(42,157)	(26,181)	(14,353)	(9,001)	(4,113)
Interest and other income, net	5,069	3,363	1,137	323	110	136

Net loss	(90,736)	(38,794)	(25,044)	(14,030)	(8,891)	(3,977)
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	(13,095)	—	(13,095)	—	—	—

Net loss attributable to common stockholders	$(103,831)	$(38,794)	$(38,139)	$(14,030)	$(8,891)	$(3,977)

Net loss per share attributable to common stockholders—basic and diluted(1)		$(1.87)	$(13.96)	$(6.84)	$(5.00)	$(2.34)

Weighted-average common shares outstanding—basic and diluted		20,703	2,732	2,052	1,779	1,702

(1)
See Note 2 of the notes to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

(2)
The Company adopted the provisions of SFAS 123(R) starting January 1, 2006.

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$13,366	$23,105	$6,564	$4,761	$14,003
Short-term investments	44,394	—	—	—	—
Working capital	54,581	21,066	5,588	4,143	13,747
Total assets	62,415	27,121	8,675	6,136	14,661
Reedeemable convertible preferred stock	—	75,593	35,900	20,406	20,406
Total stockholders' equity (deficit)	58,331	(50,780)	(28,372)	(14,925)	(6,081)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2007, the two year clinical data from our CUSTOM I clinical trial and the one year clinical data from our CUSTOM II clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. In July 2007, we completed enrollment of our CUSTOM III clinical trial which is designed to further evaluate the safety and efficacy of in-situ customization with our stents, particularly in patients with long lesions and multiple lesions. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and supports further development of our in-situ customization approach. We will need CE Mark in the European Union in order to commercialize our products in the European Union and certain other countries that recognize CE Mark. In December 2007, we submitted our application for CE Mark to our European Notified Body using the data from our CUSTOM I, II and III clinical trials. In March of 2008, our Notified Body informed us that we will receive a response to our CE Mark application in May of 2008. We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. To initiate our CUSTOM IV trial, we must first obtain clearance of an investigational device exemption, or IDE, from the FDA. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application. We are currently working to address the FDA's questions and will not be able to obtain IDE approval or initiate our CUSTOM IV trial until we do so.

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

        To date, we have not generated any revenue from our development activities and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our inception in June 2002. Through December 31, 2007, we had an accumulated deficit of $92.9 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since inception we have financed our operations primarily through the sale of our equity securities. In May and June 2006, we raised aggregate net cash proceeds of approximately $30.0 million in a private placement of shares of our Series D convertible preferred stock. On February 1, 2007 we completed our initial public offering of our common stock which raised net proceeds of $68.2 million. We plan to raise additional capital in 2008 through the sale of equity or debt securities or by obtaining a credit facility.

        In May 2004, we entered into a license agreement with Biosensors. Pursuant to the agreement, we obtained worldwide non-exclusive rights to use Biosensors's drug coating on our products, and agreed to pay specified minimum royalties and royalties based on net sales of our products. In December 2007, we entered into an amended and restated license agreement with Biosensors. Pursuant to the original agreement, Biosensors formulated the drug coating and we purchased the drug coating from them. Under the restated agreement, we have the right to purchase the drug and polymer components separately and formulate the coating ourselves. At this time, we have not completed the work necessary to perform the formulation ourselves and continue to purchase the drug coating formulated by Biosensors.

Financial Operations

Revenue

        To date, we have not generated any revenue from the sale of our stent systems. We do not expect to generate revenue until the second half of 2008 at the earliest, subject to obtaining CE Mark.

Research and Development

        Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. We expect our research and development expenditures to increase as we continue to devote significant resources to developing our products, in particular, completing the clinical trials necessary to support regulatory approval. From our inception through December 31, 2007, we incurred $74.4 million in research and development expenses.

General and Administrative

        General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our Inception through December 31, 2007, we incurred $23.5 million in general and administrative expenses.

Results Of Operations

Comparison Of Years Ended December 31, 2007 And 2006

        Revenue.    We did not generate any revenue during the years ended December 31, 2007 or 2006.

  Research and Development

	Years Ended December 31,
			Dollar Change
	2007	2006
	(in thousands)
Research and development expenses	$30,888	$18,923	$11,965

        The $12.0 million increase in research and development expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily attributable to:

  •
  An increase of $5.3 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, net of a $0.4 million decrease in non-employee stock-based compensation;

  •
  An increase of $4.2 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments;

  •
  An increase of $1.7 million in expenses related to the support of our clinical research studies;

  •
  An increase of $0.8 million in depreciation on equipment and facilities costs as we expanded our manufacturing capacity; and

  •
  An increase of $0.7 million in employee stock-based compensation expense.

  •
  These increases were partially offset by a $0.7 million decrease in patent and licensing fees in the year ended December 31, 2007. We did not make a license payment to these two licensors during the year ended December 31, 2007.

        We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

  General and Administrative

	Years Ended December 31,
			Dollar Change
	2007	2006
	(in thousands)
General and administrative expenses	$11,269	$7,258	$4,011

        The $4.0 million increase in general and administrative expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily attributable to:

  •
  An increase of $1.5 million in personnel costs related to the hiring of additional employees in our finance and administration and marketing departments;

  •
  An increase of $1.1 million in employee stock-based compensation expense;

  •
  An increase of $0.8 million in consulting, legal and professional services associated with operating as a public company;

  •
  An increase of $0.6 million due to spending for trade shows, travel and marketing materials; and

  •
  An increase of $0.5 million in insurance and other administrative expenses associated with operating as a public company.

  •
  These increases were partially offset by a $0.3 million decrease in accounting fees in the year ended December 31, 2007, compared to the year ended December 31, 2006. Higher accounting fees were incurred during the year ended December 31, 2006 while preparing for our Initial Public Offering in February 2007.

  •
  These increases were also partially offset by a $0.2 million decrease in compensation costs in the year ended December 31, 2007, compared to the year ended December 31, 2006, due to a $0.2 million relocation bonus that was paid to our Chief Financial Officer in April 2006.

        We expect our general and administrative expenses to increase significantly due to the costs associated with the commercialization of our products.

  Interest and Other Income, Net

	Years Ended December 31,
			Dollar Change
	2007	2006
	(in thousands)
Interest and other income, net	$3,363	$1,137	$2,226

        The $2.2 million increase in interest and other income for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily attributable to an increase in the levels of cash, cash equivalents and short-term investments as a result of our Initial Public Offering in February 2007.

        Income Taxes.    Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

        As of December 31, 2007, we had net operating loss carry-forwards of approximately $63.6 million available to reduce future taxable income, if any, for Federal and California state income tax purposes. The Federal income tax net operating loss carry-forward begins expiring in 2022, and the California state income tax net operating loss carry-forward begins expiring in 2013. As of December 31, 2007, we had research and development credit carry-forwards of approximately $3.1 million and $3.3 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The Federal income tax research and development credits carry-forwards begin expiring in 2022, and the California state income tax research and development credits carry-forward indefinitely.

        Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations should not be significant. Future ownership changes, including changes resulting from any future sales of our equity securities, may adversely affect our ability to use our remaining net operating loss carry-forwards. If our ability to use net operating loss carry-forwards is limited, we may be subject to tax on our income earlier than we would otherwise be had we been able to fully utilize our net operating loss carry-forwards.

Comparison Of Years Ended December 31, 2006 And 2005

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

        Upon completion of the Company's initial public offering on February 1, 2007, all of the Company's outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into 14,744,196 shares of common stock.

Liquidity And Capital Resources

        Our cash and cash equivalents, and short-term investments balances as of December 31, 2007 and December 31, 2006 are summarized as follows:

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Cash and cash equivalents	$13,366	$23,105
Short-term investments	44,394	—

Total cash and cash equivalents and short-term investments	$57,760	$23,105

Sources of Liquidity

        We are in the development stage and have incurred losses since our Inception in June 2002. As of December 31, 2007, we had an accumulated deficit of $92.9 million. Prior to our Initial Public Offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our Initial Public Offering, raising $68.2 million in net proceeds. We plan to sell additional equity or debt securities or obtain a credit facility during 2008. The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals. These activities, together with increases in selling, general and administrative expenses, as we prepare for a commercial launch of our products in Europe, are expected to result in substantial operating losses for the next several years.

        As of December 31, 2007, we did not have any outstanding or available debt financing arrangements, we had working capital of $54.6 million, and our primary source of liquidity was $57.8 million in cash and cash equivalents and short-term investments.

Summary of Cash Flows

        Our operating, investing and financing activities for the year ended December 31, 2007 and December 31, 2006 are summarized as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(34,353)	$(20,907)
Net cash used in investing activities	(44,858)	(1,508)
Net cash provided by financing activities	69,472	38,956

Net increase (decrease) in cash and cash equivalents	$(9,739)	$16,541

Operating Activities

        Net cash used in operating activities was $34.3 million for the year ended December 31, 2007, compared to $20.9 million for the year ended December 31, 2006. The net cash used in operating activities for the years ended December 31, 2007 and December 31, 2006 primarily reflects expenses related to product development and clinical trials. These expenses were offset in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Investing Activities

        Net cash used in investing activities was $44.9 million for the year ended December 31, 2007, compared to $1.5 million for the year ended December 31, 2006. Net cash used in investing activities for the year ended December 31, 2007 was attributable to the purchase of short-term investments of $118.2 million and the purchase of property and equipment of $2.2 million, which were partially offset by the proceeds from the maturities of investments of $71.5 million and the proceeds from the sale of investments of $4.0 million. The net cash used to purchase investments during the year ended December 31, 2007 was derived from the cash raised by our Initial Public Offering in February 2007. Net cash used in investing activities for the year ended December 31, 2006 was primarily attributable to the purchase of property and equipment totaling $1.7 million, which was partially offset by a decrease of $0.2 million in restricted cash related to a patent application submitted by Cardiosafe, Ltd. We did not have any investments in the year ended December 31, 2006.

Financing Activities

        Net cash provided by financing activities was $69.5 million for the year ended December 31, 2007, compared to $38.9 million for the year ended December 31, 2006. Net cash provided by financing activities for the year ended December 31, 2007 was primarily attributable to our Initial Public Offering in February 2007. Net cash provided by financing activities for the year ended December 31, 2006 was primarily attributable to the issuance of convertible preferred stock.

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

        We believe our cash and cash equivalents and short-term investments and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through December 31, 2008. We plan to sell additional equity or debt securities or obtain a credit facility during 2008. Any such required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business.

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

        Our forecasts for the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" contained in Item 1A of Part I of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

        The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009 to 2011	2012 to 2014	2015 and Later
	(in thousands)
Operating lease	$2,103	$416	$1,474	$213	$—
Minimum royalty obligations	2,060	130	540	540	850

Total	$4,163	$546	$2,014	$753	$850

        The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Menlo Park, California, which was amended in May 2007, extending the term of the lease through May 31, 2012. We may terminate the lease for any reason on or after May 1, 2009, and the landlord may terminate the lease on or after that date provided that the landlord has obtained certain redevelopment rights with respect to the leased premises.

        The minimum royalty payments that are listed above consist of payments related to license agreements we have with Biosensors and SurModics. The total royalty payments for these licenses are based on our net revenues and therefore have no maximum. To date, we have paid $60,000 in royalty payments. In addition, we have contingent payments that are payable to two other licensors upon the achievement of certain milestones, and have paid $550,000 in milestone payments to date under both of these agreements. There could be an additional $220,000 in milestone payments if all milestones are achieved.

        In April 2007, we entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in our products. The terms of the agreement required minimum purchases over two years at contractual prices set in Euros. As of December 31, 2007, $2.9 million had been paid or accrued for purchases under this supply agreement. Based on the contract, any further purchase commitments have been delayed until we receive approval from the FDA to begin clinical trials in the United States.

        In December 2007, we entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which we purchase the drug and polymer components for our drug coating. Our purchase commitments to Biosensors totaled approximately $733,000 as of December 31, 2007.

        In October 2007, we entered into a Contract Research Organization Agreement with Bailer Research, Inc., under which Bailer will provide certain monitoring services with respect to our planned U.S. clinical trial which is expected to begin in 2008. The commitment under this contract is estimated to between $11 to $13 million over a period of 79 months. Payments will be made in installments based on trial related milestones, and will begin when approval is received from the FDA to begin the clinical trial.

        In January 2008, we entered into a contract with Cardiovascular Research Foundation ("CRF") under which CRF will perform certain data coordination and analysis services in connection with our planned clinical trial in the United States. We estimate that we will pay a total of $6.9 to $7.7 million to CRF over a period of approximately 75 months. Payments will be made in installments based on related trial milestones.

Off-Balance Sheet Arrangements

        Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

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

  •
  our stage of development and business strategy, including the status and timing of expected CE Mark clearance and our PMA submission with the FDA and the likelihood and timing of product launch;

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

        Effective January 1, 2006, we adopted SFAS 123(R) using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. During 2007, we granted stock options to employees to purchase approximately 561,000 shares of common stock with a weighted-average grant date fair value of $5.11 per share under the Black-Scholes valuation model.

        As of December 31, 2007, we had total unrecognized stock-based compensation costs of approximately $8.2 million arising from stock option grants through December 31, 2007, which is expected to be amortized as follows (in thousands):

Year Ending December 31, 2008	Year Ending December 31, 2009	Year Ending December 31, 2010	Year Ending December 31, 2011
$3,464	$3,095	$1,333	$298

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

Recent Accounting Pronouncements

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF No. 07-3"). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. EITF No. 07-3 is effective for us in the year beginning January 1, 2008. The adoption of EITF No. 07-3 will not have a material impact on our financial position, operating results or cash flows.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for us in the year beginning January 1, 2008 and will be applied prospectively. The adoption of SFAS 159 will not have a material impact on our financial position, operating results or cash flows.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP will partially defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the year beginning January 1, 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The adoption of SFAS 157 is not expected to have a material impact on our financial position, operating results or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government securities. Our cash and cash equivalents as of December 31, 2007 consisted primarily of liquid money market accounts and certificates of deposits. Our short-term investments as of December 31, 2007 consisted primarily of commercial paper, U.S. government securities and corporate bonds. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

Exchange rate risk

        Under our Supply Agreement with Fortimedix, we have market risk exposure to adverse changes in foreign exchange rates. The cost of the stents we purchase from Fortimedix requires payment in Euros. Fluctuations in the Euro to U.S. dollar exchange rate therefore impacts the cost of our product. To date, we have not experienced any significant negative foreign exchange transaction losses. We expect higher product costs due to a decline in the exchange rate between the U.S. dollar and the Euro. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

        If we expand our overseas operations, our operating results may become subject to more significant fluctuations based on changes in exchange rates of foreign currencies in relation to the U.S. dollar. We will periodically analyze our exposure to currency fluctuations and may adjust our policies to address any future potential exchange rate risk.

ITEM 8.    FINANCIAL STATEMENTS

XTENT, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XTENT, Inc.
(a development stage company)

        In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of XTENT, Inc. (a development stage company) at December 31, 2007 and 2006, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2007 and, cumulatively for the period from June 13, 2002 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 17, 2008

XTENT, INC.
(a development stage company)

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,366	$23,105
Short-term investments	44,394	—
Prepaid expenses and other current assets	905	269

Total current assets	58,665	23,374
Property and equipment, net	3,601	2,634
Deferred IPO related costs	—	990
Other non-current assets	149	123

Total assets	$62,415	$27,121

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,960	$860
Accrued liabilities	2,124	1,448

Total current liabilities	4,084	2,308

Commitments and Contingencies (note 6)
Redeemable convertible preferred stock: $0.001 par value; 10,000 and 14,874 shares authorized at December 31, 2007 and December 31, 2006, respectively; zero and 14,744 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	—	75,593

Stockholders' equity (deficit):
Common stock: $0.001 par value 100,000 and 26,000 authorized at December 31, 2007 and December 31, 2006, respectively; 23,015 and 3,352 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	23	3
Additional paid-in capital	151,496	3,956
Deferred stock-based compensation	(364)	(673)
Accumulated other comprehensive income	36	—
Deficit accumulated during development stage	(92,860)	(54,066)

Total stockholders' equity (deficit)	58,331	(50,780)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$62,415	$27,121

The accompanying notes are an integral part of these financial statements

XTENT, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				Cummulative Period from June 13, 2002 (Inception) to December 31, 2007
	Year Ended December 31,
	2007	2006	2005
Operating expenses:
Research and development(1)	$30,888	$18,923	$12,139	$74,414
General and administrative(1)	11,269	7,258	2,214	23,543

Total operating expenses	42,157	26,181	14,353	97,957

Loss from operations	(42,157)	(26,181)	(14,353)	(97,957)
Interest and other income, net	3,363	1,137	323	5,097

Net loss	(38,794)	(25,044)	(14,030)	(92,860)
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	(13,095)	—	(13,095)

Net loss attributable to common stockholders	$(38,794)	$(38,139)	$(14,030)	$(105,955)

Net loss per share attributable to common stockholders—basic and diluted	$(1.87)	$(13.96)	$(6.84)

Weighted-average common shares outstanding—basic and diluted	20,703	2,732	2,052

(1)
Includes the following stock-based compensation charges:

Research and development	$1,490	$1,258	$300	$3,061

General and administrative	$2,088	$986	$80	$3,154

The accompanying notes are an integral part of these financial statements

XTENT, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except per share amounts)

						Deficit Accumulated During the Development Stage
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-Based Compensation			Total Stockholders' Equity (Deficit)
	Shares	Amount
Inception:
Issuance of common stock to founders at $0.001 per share in exchange for cash	1,625	$2	$2	$—	$—	$—	$4
Exercise of stock options for cash at $0.001 per share	62	—	—	—	—	—	—
Stock-based compensation for non employees			2				2
Net loss			—			(2,124)	(2,124)

Balance at December 31, 2002	1,687	2	4	—	—	(2,124)	(2,118)
Issuance of common stock for services received in July 2003	15	—	6	—	—	—	6
Stock-based compensation for non-employees		—	6	—	—	—	6
Exercise of stock options for cash at $0.20 per share	10	—	2	—	—	—	2
Net loss						(3,977)	(3,977)

Balance at December 31, 2003	1,712	2	18	—	—	(6,101)	(6,081)
Issuance of common stock for services received in May 2004	100	—	40	—	—	—	40
Exercise of stock options for cash at $0.20 and $0.40 per share	10	—	2	—	—	—	2
Stock-based compensation for non-employees	—	—	5	—	—	—	5
Net loss						(8,891)	(8,891)

Balance at December 31, 2004	1,822	2	65	—	—	(14,992)	(14,925)
Exercise of stock options for cash at $0.20 and $0.40 per share	1,161	1	43	—	—	—	44
Vesting of restricted common stock from early exercises	—	—	159	—	—	—	159
Deferred stock-based compensation	—	—	1,272	(1,272)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	226	—	—	226
Stock-based compensation for non-employees	—	—	154	—	—	—	154
Net loss						(14,030)	(14,030)

Balance at December 31, 2005	2,983	3	1,693	(1,046)	—	(29,022)	(28,372)
Issuance of common stock for services	15	—	185	—	—	—	185
Exercise of stock options for cash at $0.20 to $3.50 per share	354	—	92	—	—	—	92
Vesting of restricted common stock from early exercises	—	—	115	—	—	—	115
Amortization of deferred stock-based compensation	—	—	—	302	—	—	302
Reversal of deferred stock-based compensation	—	—	(71)	71	—	—	—
Stock-based compensation for non-employees	—	—	539	—	—	—	539
Employee stock-based compensation under SFAS No. 123R	—	—	1,403	—	—	—	1,403
Beneficial conversion feature on issuance of Series C & D redeemable convertible preferred stock	—	—	13,095	—	—	—	13,095
Deemed dividend related to Beneficial conversion feature on the issuance of Series C & D redeemable convertible preferred stock	—	—	(13,095)	—	—	—	(13,095)
Net loss	—	—	—	—	—	(25,044)	(25,044)

Balance at December 31, 2006	3,352	3	3,956	(673)	—	(54,066)	(50,780)
Common stock issued in connection with our Initial Public Offering	4,700	5	68,232	—	—	—	68,237
Conversion of redeemable convertible preferred stock to common stock upon Initial Public Offering	14,744	15	75,578	—	—	—	75,593
Exercise of stock options for cash at $0.20 to $3.50 per share	192	—	111	—	—	—	111
Issuance of common stock under employee stock purchase plan	27	—	249	—	—	—	249
Vesting of restricted common stock from early exercises	—	—	101	—	—	—	101
Amortization of deferred stock-based compensation	—	—	—	285	—	—	285
Reversal of deferred stock-based compensation	—	—	(24)	24	—	—	—
Stock-based compensation for non-employees	—	—	155	—	—	—	155
Stock-based compensation for employees for stock options	—	—	3,015	—	—	—	3,015
Stock-based compensation for employees for stock purchase plans			123	—	—	—	123
Net loss	—	—	—	—	—	(38,794)	(38,794)
Net unrealized gains on available-for-sale securties	—	—	—	—	36	—	36

Total comprehensive loss							(38,758)

Balance at December 31, 2007	23,015	$23	$151,496	$(364)	$36	$(92,860)	$58,331

The accompanying notes are an integral part of these financial statements

XTENT, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

				Cummulative Period from June 13, 2002 (Date of Inception) to December 31, 2007
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(38,794)	$(25,044)	$(14,030)	$(92,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,137	789	465	2,717
Amortization of securities discount	(1,705)	—	—	(1,705)
Loss on sale of investments	20	—	—	20
Loss on disposal of property and equipment	81	10	45	163
Stock-based compensation expense	3,578	2,244	380	6,215
Stock issued in exchange for services	—	185	—	231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(290)	(206)	(148)	(682)
Accrued interest receivable on securities	(372)	—	—	(372)
Accounts payable	1,100	332	163	1,845
Accrued liabilities	892	783	93	2,173

Net cash used in operating activities	(34,353)	(20,907)	(13,032)	(82,255)

Cash flows from investing activities:
Purchase of investments	(118,238)	—	—	(118,238)
Proceeds from maturities of investments	71,579	—	—	71,579
Proceeds from sale of investments	3,986	—	—	3,986
Purchase of property and equipment	(2,185)	(1,661)	(963)	(6,476)
Restricted cash	—	150	(150)	—
Proceeds from sale of property and equipment	—	3	15	18

Net cash used in investing activities	(44,858)	(1,508)	(1,098)	(49,131)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	39,692	15,495	75,592
Proceeds from initial public offering, net of offering costs	69,112	(875)	—	68,237
Principal payments on capital lease obligations	—	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	360	139	438	946

Net cash provided by financing activities	69,472	38,956	15,933	144,752

Net increase (decrease) in cash and cash equivalents	(9,739)	16,541	1,803	13,366
Cash and cash equivalents at beginning of period	23,105	6,564	4,761	—

Cash and cash equivalents at end of period	$13,366	$23,105	$6,564	$13,366

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272	$1,272

Reversal of deferred stock-based compensation	$(24)	$(71)	$—	$(95)

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$(13,095)	$—	$(13,095)

Equipment acquired under capital leases	$—	$—	$—	$(23)

Vesting of restricted common stock from early exercises	$101	$115	$159	$375

Deferred initial public offering costs	$875	$—	$—	$875

Changes in net unrealized gains on investments	$36	$—	$—	$36

The accompanying notes are an integral part of these financial statements

NOTE 1. DESCRIPTION OF BUSINESS

The Company

        XTENT, Inc. (the "Company"), was incorporated in the state of Delaware on June 13, 2002 (Inception), and is focused on developing and commercializing innovative drug eluting stent systems for the treatment of coronary artery disease. The Company is in the development stage and since inception has devoted substantially all of its time and efforts to developing products, raising capital and recruiting personnel.

        The Company has incurred net operating losses each year since inception. At December 31, 2007, the Company had an accumulated deficit of $92.9 million. The Company has not achieved positive cash flows from operations for each of the last three fiscal years. In May and June 2006, the Company completed a Series D redeemable convertible preferred stock financing and raised approximately $30.0 million in cash and on February 1, 2007 completed its initial public offering raising net proceeds of $68.2 million. In order to continue its operations, the Company must achieve profitable operations, obtain additional debt financing or sell additional shares of its equity securities. We plan to sell additional equity or debt securities or obtain a credit facility during 2008. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could prevent the Company from completing clinical trials which could have a material adverse effect on the Company's business, results of operations and financial condition.

        Management is currently working toward its objective of realizing profitability by successfully obtaining regulatory approval of its products in the United States and Europe. The failure of the Company to obtain approval of its products by regulatory authorities could have a material adverse effect on the Company's business, results of operations, future cash flows and financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions. Cash equivalents consist primarily of money market funds and U.S. Government securities.

Investments

        Investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of investments is based on quoted market prices. As of December 31, 2007 all of the Company's investments were short-term in nature.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Unrealized gains and losses are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until realized. Premiums (or discounts) on investments are amortized (or accreted) to interest and other income, net over the life of the investment. Realized gains and losses on investments sold are included in interest and other income, net in the Company's statement of operations.

        The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in one of its marketable securities, it writes down these investments to the fair value and records the write-down as a loss within interest and other income, net in the Company's statement of operations.

Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Financial instruments are comprised primarily of A1 and P1 or better-rated of money market funds, commercial paper, U.S. Government securities and corporate bonds. The Company's cash and cash equivalents are mainly deposited with one major financial institution, which at times exceeds the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company mitigates the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented and believes that it is not exposed to any significant risk on these balances.

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

        The Company has a limited operating history and has yet to generate any revenues from customers. To date, the Company has been funded by private equity financings and our Initial Public Offering in February 2007. The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms. Additional equity funding may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital as and when needed could have a negative impact on the Company's financial condition and business strategy. We plan to sell additional equity or debt securities or obtain a credit facility during 2008.

        The Company is aware of U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in areas that are the focus of the Company's product development efforts. The Company is aware of patents owned by third parties, to which the Company does not have licenses, that relate to, among other things, drug coating for stents, stent structure, catheters used to deliver stents and the stent manufacturing process.

        The Company is wholly dependent on Biosensors, the sole vendor for the development, manufacture and supply of the drug coating placed on the Company's stents, and no alternative source

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is available. Any delay or failure to adequately develop or supply the drug coating by this vendor or the submission of a drug master file, or MAF, to regulatory authorities could delay the Company's clinical trials or prevent or delay commercialization of the Company's product. The loss of this sole vendor, the deterioration of the Company's relationship with this sole vendor, or a significant increase in the price of the drug coating that we purchase from this sole vendor could have a material adverse effect on the Company's financial position and results of operations.

        The Company also depends on other vendors as sole suppliers of materials used in manufacturing the Company's product. The loss of any of these vendors could cause delays in the production of the Company's product and have a material adverse effect on the Company's financial position, results of operations, or cash flows.

        Based on the prolific litigation that has occurred in the stent industry and the fact that the Company may pose a competitive threat to some large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, one or more third parties may assert a patent infringement claim against the Company based on one or more of these patents. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market. Because patent applications can take many years to issue, there may be currently pending applications, unknown to the Company, which may later result in issued patents that pose a material risk to the Company.

        Before marketing and selling the Company's products, the Company must successfully complete pre-clinical studies and clinical trials that demonstrate that its products are safe and effective. Product development, including pre-clinical studies and clinical testing, is a long, expensive and uncertain process and is subject to delays. It may take the Company several years to complete its testing, if the Company completes it at all, and the Company's clinical trials may fail at any stage. Furthermore, data obtained from any clinical trial may be inadequate to support a PMA application.

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

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The Company's short-term investments are valued at fair value based on quoted market prices.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the accounts and any resulting gain or loss is reflected in the statement of operations in the period realized.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

Research and Development

        Research and development expenses consist of costs incurred to further the Company's research and development activities and include salaries and related employee benefits, manufacturing of clinical and prototype units, costs associated with clinical trials, non-clinical activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research organizations which conduct certain research and development activities on behalf of the Company. Costs incurred in the research and development of products are charged to research and development expense as incurred.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company's unrealized gains (losses) on available-for-sale securities represent the only component of other comprehensive loss that was excluded from the Company's net loss and is reflected as a component of stockholders' equity (deficit).

Net Loss per Common Share

        Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive shares consisting of stock options, common stock subject to repurchase, redeemable convertible preferred stock and shares issuable under the Employee Stock Purchase Plan were not included in the diluted net loss per common share calculations for all periods presented because the inclusion of such shares would have had an antidilutive effect.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net loss	$(38,794)	$(25,044)	$(14,030)
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	(13,095)	—

Net loss attributable to common stockholders	$(38,794)	$(38,139)	$(14,030)

Denominator:
Weighted-average common shares outstanding	20,979	3,264	2,864
Less: Weighted-average unvested common shares subject to repurchase	(276)	(532)	(812)

Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	20,703	2,732	2,052

Net loss per share attributable to common stockholders—basic and diluted	$(1.87)	$(13.96)	$(6.84)

        The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Redeemable convertible preferred stock	—	14,744	9,565
Options to purchase common stock	2,167	1,894	1,125
Common stock subject to repurchase	164	417	601
Shares issuable under Employee Stock Purchase Plan	11	—	—

Stock-Based Compensation

        The Company maintains performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee consultants. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations, with disclosures in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to account for stock options granted to employees. Under APB 25, stock-based compensation expense is recognized over the vesting period of the option to the extent that the fair value of the stock exceeds the exercise price of the stock option at the date of the grant.

        Effective January 1, 2006, the Company adopted SFAS 123(R), requiring measurement of the cost of employee services received in exchange for all equity awards granted based on the fair value of the award on the grant date. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an options pricing model. The Company currently uses the Black Scholes

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation model to estimate the fair value of their share-based payments. The model requires management to make a number of assumptions including expected volatility, expected life, risk-free interest rate and expected dividends. Given the Company's limited history, the Company used comparable companies to determine volatility. The expected life of the options is based on the average period the stock options are expected to remain outstanding based on the options' vesting term, contractual terms, and industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The risk-free interest rate assumption is based on published interest rates for U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant appropriate for the terms of the Company's stock options. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        Stock-based compensation expense recognized in the Company's financial statements starting on January 1, 2006 and thereafter is based on awards that are expected to vest. These amounts have been reduced by using an estimated forfeiture rate. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates the assumptions used to value stock awards on a quarterly basis.

        The Company accounts for stock-based compensation arrangements with non-employees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services based on the fair value of the equity instrument as estimated using the Black-Scholes pricing model. The fair value of the equity instrument is charged to operating expense over the term of the service agreement.

Beneficial Conversion Feature

        When the Company issues equity securities which are convertible into common stock at a discount from the common fair value at the commitment date, the difference between the fair value of the common stock and the conversion price multiplied by the number of shares issuable upon conversion is recognized as a beneficial conversion feature. The beneficial conversion feature is presented as a deemed dividend to the related security holders with an offsetting amount to additional paid in capital and will be amortized over the period from the issue date to the first conversion date. Since the equity securities were immediately convertible into common stock by the holder at any time, the Company recorded and immediately amortized a beneficial conversion charge (deemed dividend) of approximately $13.1 million in connection with its Series C and D redeemable convertible preferred stock financings in January, May and June 2006.

        Upon completion of the Company's initial public offering on February 1, 2007, all of the Company's outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into 14,744,196 shares of common stock.

Recent Accounting Pronouncements

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF No. 07-3"). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. EITF No. 07-3 is effective for the Company in the year beginning January 1, 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The adoption of EITF No. 07-3 will not have a material impact on the Company's financial position, operating results or cash flows.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for the Company in the year beginning January 1, 2008 and will be applied prospectively. The adoption of SFAS 159 will not have a material impact on the Company's financial position, operating results or cash flows.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the year beginning January 1, 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, operating results or cash flows.

NOTE 3. INVESTMENTS

        As of December 31, 2007, all of the Company's short-term investments had maturities of less than one year and consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$4,685	$21	$—	$4,706
US Government securities	33,694	21	(9)	33,706
Corporate bonds	5,979	3	—	5,982

Total	$44,358	$45	$(9)	$44,394

NOTE 4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2007	2006
	(in thousands)
Computer equipment	$765	$538
Machinery and equipment	4,225	2,898
Furniture and fixtures	379	149
Construction in progress	377	215
Leasehold improvements	403	343

	6,149	4,143
Less: Accumulated depreciation and amortization	(2,548)	(1,509)

Property and equipment, net	$3,601	$2,634

        Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 and cumulatively, for the period from June 13, 2002 (Inception) to December 31, 2007 was approximately $1.1 million, $0.8 million, $0.5 million and $2.7 million, respectively.

NOTE 5. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	As of December 31,
	2007	2006
	(in thousands)
Compensation and benefits	$671	$581
Stock options exercised subject to repurchase	66	167
Clinical trials	1,077	348
Contributions under Employee Stock Purchase Plan	89	—
Sales taxes payable	38	99
Professional fees	123	197
Other accrued liabilities	60	56

	$2,124	$1,448

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

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

        Future minimum lease payments under non-cancelable operating leases are as follows:

	Total	2008	2009	2010	2011	2012
	(in thousands)
Minimum lease commitments	$2,103	$416	$477	$491	$506	$213

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense for the years ended December 31, 2007, 2006, and 2005, and cumulatively for the period from June 13, 2002 (Inception) to December 31, 2007 was approximately $333,000, $224,000, $173,000 and $917,000, respectively. The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Royalty and Milestone Obligations

        The Company has entered into royalty agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company's products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales. As of December 31, 2007, future minimum royalty payments for these suppliers approximate $2.1 million, and minimum royalty payments during the years ended December 31, 2007 and 2006 were $40,000 and $20,000, respectively.

License Agreements

        In July 2006, the Company entered into a license agreement with Millimed, Inc. for certain intellectual property related to the Company's business. In consideration for this license, the Company made an initial payment of $350,000 in cash and issued 15,000 shares of common stock during the year ended December 31, 2006. The Company also has contingent milestone payments that are payable to another licensor, and total milestone payments of zero and $500,000 were made on these license agreements during the years ended December 31, 2007 and 2006, respectively. For both license agreements, there could be an additional $220,000 in milestone payments if all milestones are achieved.

Purchase Commitments

        In April 2007, the Company entered into a supply agreement with Fortimedix B.V, under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company's products. The terms of the agreement required minimum purchases over two years at contractual prices set in Euros. As of December 31, 2007, $2.9 million had been paid or accrued for purchases under this supply agreement. Based on the contract, any further purchase commitments have been delayed until the Company receives approval from the FDA to begin clinical trials in the United States.

        In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug and polymer components under purchase commitments which totaled approximately $733,000 as of December 31, 2007. In addition, the Company will also pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

        On October 17, 2007, the Company entered into a Contract Research Organization Agreement with Bailer Research, Inc., under which Bailer will provide certain monitoring services with respect to the Company's United States clinical trial which is expected to begin in 2008. The commitment under this contract is estimated to be between $11 to $13 million over a period of 79 months. Payments will be made in installments based on trial related milestones, and will begin when approval is received from the FDA to begin the clinical trial.

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

        The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Indemnification

        In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

        In accordance with the Company's amended and restated certificate of incorporation (the "Restated Certificate") and bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company's request in such capacity. There have been no claims to date and the Company has a Director and Officer Insurance Policy that may enable it to recover a portion of any amounts paid for future claims.

NOTE 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

        Redeemable convertible preferred stock at December 31, 2006, consists of the following:

		December 31, 2006
		Shares			Proceeds Net of Issuance Costs
Series	Original Issue Price			Carrying Amount
		Authorized	Outstanding
		(in thousands, except original issue price)
A	$2.00	2,638	2,637	$5,242	$5,242
B	$3.76	4,051	4,051	15,164	15,164
C	$5.42	4,685	4,685	25,295	25,295
D	$8.90	3,500	3,371	29,892	29,892

		14,874	14,744	$75,593	$75,593

Conversion

        Upon completion of the Company's initial public offering on February 1, 2007, all of the Company's outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into 14,744,196 shares of common stock.

NOTE 8. COMMON STOCK

        On January 22, 2007, the Company effected a 1-for-2 reverse stock split of its common stock and redeemable convertible preferred stock pursuant to the filing of an Amended and Restated Certificate of Incorporation. Such Amended and Restated Certificate of Incorporation also provided for the automatic conversion of the then outstanding shares of redeemable convertible preferred stock into shares of common stock. All share and per share amounts included in the Company's financial statements have been adjusted to reflect this reverse stock split for all periods presented.

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

Restricted common stock

        Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of December 31, 2007 and December 31, 2006, there were approximately 164,000 and 417,000 shares of common stock, respectively, subject to repurchase, and a related liability of $66,000 and $167,000, respectively.

NOTE 9. STOCK PLANS

Stock Option Plans

        In July 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted to Company employees. Nonqualified stock options ("NSO") may be granted to Company employees and consultants.

        Options under the 2002 Plan may be granted for periods of up to ten years and at prices not less than 85% of the fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the fair value of the shares on the date of grant, respectively. Certain options to key employees are exercisable immediately, but subject to repurchase by the Company. To date, options granted generally vest ratably over four years.

        In August 2006, the Company adopted the 2006 Equity Incentive Plan (the "2006 Plan"), which became effective upon the Company's Initial Public Offering on February 1, 2007.

        The shares reserved for issuance under our 2006 Equity Incentive Plan include (a) those shares reserved but unissued under the 2002 Stock Plan as of January 31, 2007 (b) shares returned to the 2002 Stock Plan as the result of termination of options or the repurchase of shares (provided that the maximum number of shares that may be added to the 2006 Equity Incentive Plan pursuant to (a) and (b) is 600,000 shares). Beginning in 2008, the number of shares available for issuance under the 2006

NOTE 9. STOCK PLANS (Continued)

Equity Incentive Plan will be increased annually on the first day of each fiscal year by an amount equal to the lesser of (i) 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; (ii) 1,500,000 shares; or (iii) such other amount as the Company's board of directors may determine.

        An aggregate of 400,000 shares of common stock were reserved for issuance under the 2006 Plan and 561,000 stock options were granted under the 2002 Plan and 2006 Plan during the year ended December 31, 2007. Through December 31, 2007, the Company had reserved 3,995,500 shares of common stock for issuance under both the 2002 Plan and 2006 Plan. As of December 31, 2007 2,167,000 shares were outstanding and 67,000 shares were available for future issuance under both plans.

        The Company also reserved 27,500 shares of common stock for the exercise of stand-alone options existing outside of the 2002 Plan. These shares were granted to a non-employee during 2002, and the terms are similar to the terms listed above under the 2002 Plan.

Employee Stock Purchase Plan

        In August 2006, the Company adopted the 2006 Employee Stock Purchase Plan ("ESPP"), which became effective upon the Company's Initial Public Offering on February 1, 2007. A total of 500,000 shares of common stock have been reserved for issuance pursuant to the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, beginning with the Company's fiscal year 2008, equal to the lesser of: 3% of the outstanding shares of the Company's common stock on the first day of the fiscal year; 1,000,000 shares; or such other amount as the Company's Board of Directors may determine. All of the Company's employees are eligible to participate if they are customarily employed by the Company for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock under the ESPP if such employee, immediately after grant, owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock, or whose rights to purchase stock under all of the Company's employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

        Offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007, upon completion of the Company's Initial Public Offering, and ended on the first trading day on or after November 15, 2007. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant's base salary, wages, overtime and shift premium, commissions, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 1,250 shares during a six-month purchase period.

        Amounts deducted and accumulated by the participant are used to purchase shares of the Company's common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of the Company's common stock on the first trading day of each offering period or on the exercise date. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company. The ESPP will automatically terminate in 2026, unless the Company terminates it sooner.

NOTE 9. STOCK PLANS (Continued)

        On November 15, 2007, the Company issued 27,000 shares for $249,000 through the ESPP. As of December 31, 2007, 473,000 shares were available for issuance under the ESPP.

        Stock option activity is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except weighted average exercise price)
Shares reserved at plan inception	625	—
Options granted	(178)	178	$0.20
Options exercised	—	(62)	0.20

Balances, December 31, 2002	447	116	0.20
Additional shares reserved	435	—
Options granted	(493)	493	0.34
Options exercised	—	(10)	0.20

Balances, December 31, 2003	389	599	0.32
Additional shares reserved	1,050	—
Options granted	(1,162)	1,162	0.40
Options exercised	—	(10)	0.20
Options forfeited/expired	20	(20)	0.24

Balances, December 31, 2004	297	1,731	0.38
Additional shares reserved	1,013	—
Options granted	(686)	686	0.42
Options exercised	—	(1,161)	0.38
Options forfeited/expired	131	(131)	0.40

Balances, December 31, 2005	755	1,125	0.40
Additional shares reserved	500	—
Options granted	(1,166)	1,166	4.80
Options exercised	—	(354)	0.39
Options cancelled	43	(43)	1.50

Balances, December 31, 2006	132	1,894	$3.09
Additional shares reserved	400	—
Options granted	(561)	561	10.32
Options exercised	—	(192)	0.58
Options cancelled	96	(96)	4.57

Balances, December 31, 2007	67	2,167	$5.12	8.27	$10,801

Options vested and expected to vest at December 31, 2007		2,091	$5.06	8.26	$10,589
Options vested and exercisable at December 31, 2007		836	$2.79	7.51	$5,945

        The total intrinsic value of options exercised during the years ended December 31, 2007 and December 31, 2006 was approximately $2.2 million and $0.8 million, respectively. The intrinsic value is

NOTE 9. STOCK PLANS (Continued)

calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The market value of the Company's common stock as of December 31, 2007 was $9.84. The total fair value of options granted to employees and which vested during the years ended December 31, 2007 and December 31, 2006 was $3.1 million and $1.6 million, respectively.

        The following is a summary of the status of stock options outstanding, vested and exercisable by exercise price:

Options Outstanding at December 31, 2007			Options Vested and Exercisable at December 31, 2007
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Number	Weighted- Average Exercise Price
(in thousands, except weighted average remaining contractual life and weighted average exercise price)
$0.20 - $0.20	35	5.08	35	$0.20
$0.40 - $0.40	426	6.61	312	0.40
$0.54 - $1.50	217	7.90	103	1.13
$3.50 - $3.50	522	8.32	209	3.50
$5.20 - $7.82	239	8.47	111	6.05
$8.00 - $9.20	300	9.30	36	9.20
$9.58 - $10.52	244	9.77	5	9.99
$11.00 - $13.00	143	9.03	25	11.86
$15.44 - $15.44	11	9.11	—	0
$16.00 - $16.00	30	9.08	—	0

	2,167	8.27	836	$2.79

Options Outstanding at December 31, 2006			Options Vested and Exercisable at December 31, 2006
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Number	Weighted- Average Exercise Price
(in thousands, except weighted average remaining contractual life and weighted average exercise price)
$0.20	65	5.83	63	$0.20
0.40	576	7.67	261	0.40
0.54	96	8.63	27	0.54
1.50	174	9.09	26	1.50
3.50	549	9.32	43	3.50
5.20	180	9.43	21	5.20
7.20	32	9.53	—	7.20
7.82	36	9.66	21	7.82
9.20	105	9.66	1	9.20
11.20	36	9.77	—	11.20
12.32	45	9.96	—	12.32

	1,894	8.51	463	$1.31

NOTE 9. STOCK PLANS (Continued)

        The weighted-average per share fair value of options granted to employees during the years ending December 31, 2007, 2006 and 2005 was $5.11, $9.07, and $2.50 per share, respectively.

Deferred Stock-Based Compensation

        In May 2003, the Company determined the fair value of common stock to be $0.40 per share, upon issuance of its Series B redeemable convertible preferred stock. At December 31, 2005, the fair value of the common stock was determined to be $7.94 per share. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company's stock underlying those options on their respective dates of grant. The Board of Directors determined these fair market values in good faith based on the best information available to the Board of Directors and Company's management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company's common stock, management has retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense for all grants after December 31, 2004 through our Initial Public Offering on February 1, 2007. The Company's progress against milestones in these areas was used to estimate the fair value of its common stock. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of the Company's common stock at the date of grant for options granted during 2004 and 2005. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the options vest, generally over four years.

        During the year ended December 31, 2005, the Company has recorded deferred stock-based compensation related to these stock options of approximately $1,272,000, net of cancellations. During the years ended December 31, 2007 and 2006, the Company recorded cancellations of deferred stock-based compensation of approximately $24,000 and $71,000, respectively.

        Amortization of deferred stock-based compensation was approximately $285,000, $302,000 and $226,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For options granted during 2007 and 2006, the fair value of the stock on the date of grant is considered when determining the fair value of the stock option under the provisions of SFAS 123(R).

NOTE 9. STOCK PLANS (Continued)

        The Company granted stock options to employees with exercise prices below the fair value on the date of grant as follows:

Grants Made During the Quarter Ended:	Number of Options Granted	Weighted- Average Exercise Price Per Share	Weighted- Average Fair Value Per Share	Weighted- Average Intrinsic Value Per Share
	(in thousands, except weighted average prices)
March 31, 2005	515	$0.40	$1.66	$1.26
June 30, 2005	23	0.54	4.16	3.62
September 30, 2005	79	0.54	5.42	4.88
December 31, 2005	30	0.54	7.48	6.94
March 31, 2006	174	1.50	9.20	7.70
June 30, 2006	735	3.92	11.19	7.27
September 30, 2006	190	8.74	12.32	3.58
December 31, 2006	67	11.94	13.85	1.91
March 31, 2007	66	15.01	15.82	0.81
June 30, 2007	132	10.02	10.02	—
September 30, 2007	89	9.32	9.32	—
December 31, 2007	274	9.66	9.66	—

        Total stock-based compensation expense recorded under APB 25, SFAS 123(R) and EITF 96-18 related to options granted to employees and non-employees was allocated to research and development and general and administrative expense as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Research and development	$1,490	$1,258	$300
General and administrative	2,088	986	80

Total stock-based compensation expense	$3,578	$2,244	$380

        No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

        As of December 31, 2007, there were total unrecognized stock-based compensation costs of approximately $8.2 million related to outstanding stock options. These costs are expected to be recognized over a period of 2.8 years.

        The Company estimated the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

NOTE 9. STOCK PLANS (Continued)

        The fair value of employee stock options and stock purchase rights granted under the Company's employee stock purchase plan was estimated using the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Stock Options:
Expected volatility	50.8% to 54.1%	58.4% to 70%
Risk free rate	3.51% - 5.10%	4.38% - 4.95%
Dividend yield	0%	0%
Expected term (in years)	4.65	5.75 to 6.25
ESPP:
Expected volatility	41.8% to 50%	N/A
Risk free rate	3.56% - 5.13%	N/A
Dividend yield	0%	N/A
Expected term (in years)	.49 to .79	N/A

        The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. ESPP terms are for the purchase periods starting February 1, 2007 (Initial Public Offering) and May 15, 2007, both of which ended on November 15, 2007, and the purchase period starting November 15, 2007, which will end on May 15, 2008.

        The expected stock price volatility assumptions for the Company's stock options and ESPP for the years ended December 31, 2007 and 2006 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company's common stock becomes available.

        The risk-free interest rate assumption at the date of grant is based on the U.S Treasury instruments whose term was consistent with the expected term of the Company's stock options and ESPP.

        The expected dividend assumption is based on the Company's history and expectation of dividend payouts. In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Non-Employee Stock-based Compensation

        No shares of common stock were granted to non-employees during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, the Company granted 51,000 and 39,750 shares, respectively, of common stock at exercise prices ranging from $0.40 to $11.20 per share in exchange for services from consultants. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that

NOTE 9. STOCK PLANS (Continued)

the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

        The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options pricing model using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.83 to 5.00%	4.53 to 5.25%	3.84 to 4.67%
Expected life (in years)	6 to 10	6 to 10	7 to 10
Dividend yield	0%	0%	0%
Expected volatility	55.8% to 56.7%	57.5% to 70%	70%

        Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $0.1 million, $0.5 million, $0.2 million and $0.8 million for the years ended December 31, 2007, 2006, and 2005, and cumulatively, for the period from June 13, 2002 (Inception) to December 31, 2007, respectively.

NOTE 10. INCOME TAXES

        Due to the Company's operating loss, there was no provision for federal or state income taxes for the years ended December 31, 2007, 2006 and 2005. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$25,321	$13,183
Research & development credit carryforwards and other	5,257	2,866
Capitalized start-up costs	8,515	7,276
Other	1,749	749

	40,842	24,074
Valuation allowance	(40,842)	(24,074)

Net deferred tax assets	$—	$—

        The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $16,768,000, $11,024,000 and $6,353,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

        As of December 31, 2007, the Company had net operating loss carry-forwards of approximately $63.6 million available to reduce future taxable income, if any, for federal and California state income tax purposes. The federal net operating loss carry-forward begins expiring in 2022, and state net operating loss carry-forward begins expiring in 2013.

        As of December 31, 2007, the Company had research and development credit carry-forwards of approximately $3.1 million and $3.3 million available to reduce future taxable income, if any, for federal and California state tax purposes, respectively. The federal credit carry-forwards begin expiring in 2022, and the state credits carry-forward indefinitely.

NOTE 10. INCOME TAXES (Continued)

        The Tax Reform Act of 1986 limits the use of net operating loss carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carry-forwards could be limited.

        Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes," which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Before the adoption of FIN No. 48, the Company had no liability for unrecognized tax benefits. As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits. As of December 31, 2007, the liability for unrecognized tax benefits was $0.

        Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accrued interest and penalties related to uncertain tax matters.

        The Company does not have any unrecognized tax liabilities that would be reduced as a result of a lapse of the applicable statute of limitations during the next twelve months.

NOTE 11. EMPLOYEE BENEFIT PLANS

        The Company adopted a 401(k) Profit Sharing Plan and Trust covering substantially all of its employees. Company contributions to the plan are discretionary and as of December 31, 2007, no contributions have been made.

NOTE 12. SUBSEQUENT EVENTS

        On January 28, 2008, the Company entered into a contract with Cardiovascular Research Foundation ("CRF") under which CRF will perform certain data coordination and analysis services in connection with the Company's clinical trial in the United States. The Company estimates that it will pay a total of $6.9 to $7.7 million to CRF over a period of approximately 75 months. Payments will be made in installments based on related trial milestones.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains selected unaudited condensed statement of operations data:

	Fiscal 2007 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net loss	$(7,935)	$(9,456)	$(9,539)	$(11,864)

Net loss attibutable to common stockholders	$(7,935)	$(9,456)	$(9,539)	$(11,864)

Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.42)	$(0.42)	$(0.52)

Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	14,482	22,551	22,656	22,790

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Fiscal 2006 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net loss	$(4,107)	$(5,730)	$(8,042)	$(7,165)

Net loss attibutable to common stockholders	$(9,785)	$(13,147)	$(8,042)	$(7,165)

Net loss per share attributable to common stockholders—basic and diluted	$(3.92)	$(4.89)	$(2.84)	$(2.46)

Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	2,493	2,686	2,830	2,909

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors, as of March 1, 2008:

Name	Age	Position
Gregory D. Casciaro	51	President, Chief Executive Officer and Director
Timothy D. Kahlenberg	48	Chief Financial Officer
Bernard H. Andreas	50	Vice President of Research and Development
Randolph E. Campbell	50	Chief Technical Officer
Jeffry J. Grainger	45	Vice President of Corporate Affairs and General Counsel
Anne-Marie Hodkinson	39	Vice President, Human Resources
Philippe H. Marco, M.D.	44	Vice President of Quality Assurance, Clinical and Regulatory Affairs
Brian J. Walsh	43	Vice President of Sales and Marketing
Henry A. Plain, Jr.(2)	50	Chairman of the Board of Directors
Robert C. Bellas, Jr.	66	Director
Michael A. Carusi(2)	42	Director
Michael L. Eagle(1)(3)	60	Director
Robert E. Flaherty(1)(2)	62	Director
Edward W. Unkart(1)(3)	58	Director
Allan R. Will(3)	54	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

        Gregory D. Casciaro has served as our President, Chief Executive Officer and a member of our Board since September 2004. From February 2000 to August 2003, Mr. Casciaro was the President and Chief Executive Officer and a director of Orquest, a medical technology company. Mr. Casciaro also currently serves on the board of directors of a privately-held company. Mr. Casciaro holds a B.A. in Business Administration from Marquette University.

        Timothy D. Kahlenberg has served as our Chief Financial Officer since April 2006. From May 2005 to April 2006, Mr. Kahlenberg was the director of finance at Medtronic, a medical technology company. From August 1999 to February 2004, Mr. Kahlenberg was the President and Chief Financial Officer of LuMend, a developer of medical devices to treat chronic total occlusions, which was acquired by Cordis Corporation, a Johnson & Johnson company, in September 2005. Mr. Kahlenberg holds a B.S. in Quantitative Business Analysis and an M.B.A. from Indiana University.

        Bernard H. Andreas is one of our founders and has served as our Vice President of Research and Development since December 2005. From October 2002 to December 2005, Mr. Andreas served as our Engineering Director of Research and Development. From May 2000 to September 2002, Mr. Andreas served as the Engineering Director of Research and Development at The Foundry, a medical device incubator, where he contributed to the conception, evaluation and development of our custom-length stent technology. Mr. Andreas holds a B.S. in Mechanical Engineering and Materials Science from the University of California, Davis.

        Randolph E. Campbell has served as our Chief Technical Officer since April 2004. From October 2001 to April 2004, Mr. Campbell served as the Vice President of Manufacturing at Emphasys Medical, a developer of medical devices for the treatment of chronic obstructive pulmonary disease. From January 1994 to September 2001, Mr. Campbell was the Vice President of Operations at Perclose, a developer of vascular access closure devices, which was acquired by Abbott Laboratories in November 1999. Mr. Campbell holds a B.S. in Chemical Engineering from the University of California, Berkeley.

        Jeffry J. Grainger has served as our Vice President of Corporate Affairs and General Counsel since January of 2006. From September 2003 to December 2005, Mr. Grainger served as our Vice President of Legal Affairs. In October 2002, Mr. Grainger founded Grainger Intellectual Property Law and served as counsel to various medical technology companies. From June 2000 to October 2002, Mr. Grainger served as Chief Strategy Officer and a member of the board of directors of First to File, a developer of electronic patent development, filing and management systems. From June 1993 to June 2000, Mr. Grainger served as Chief Patent Counsel of Heartport, a manufacturer of cardiac surgery products, which was acquired by Johnson & Johnson in April 2001. Mr. Grainger holds a B.S. in Mechanical Engineering from Stanford University and a J.D. from the University of Washington.

        Anne-Marie Hodkinson has served as our Vice President of Human Resources since June 2007. From March 2006 to June 2007, Ms. Hodkinson served as Director of Human Resources at Cytyc Corporation, and was accountable for the global human resources management of the Surgical Products Business Unit, overseeing more than 600 employees, and $350 million in annual revenue at locations in Mountain View, California, and Costa Rica. From October 1999 to March 2006, Ms. Hodkinson held the position of Director, Human Resources at Medtronic, a medical technology company, where she supported the coronary, endovascular and peripheral business units, as well as a variety of corporate development initiatives in the clinical, quality and regulatory arena. Ms. Hodkinson holds a Bachelors Degree in Business Administration, from California State Polytechnic University, Pomona and a Masters Degree in Human Resources and Organizational Development from the University of San Francisco.

        Philippe H. Marco, M.D. has served as our Vice President of Quality Assurance, Clinical and Regulatory Affairs since January 2003. From July 1996 to December 2002, Dr. Marco served as the Director of Medical Affairs at Perclose. Following the acquisition of Perclose by Abbott Laboratories, Dr. Marco was responsible for worldwide clinical and regulatory affairs for Abbott Laboratories' cardiovascular device division. Dr. Marco holds a M.D. from the University of Limoges and the University of Toulouse and completed a fellowship at the Pacific Foundation for Cardiovascular Research at Sequoia Hospital.

        Brian J. Walsh has served as our Vice President of Sales and Marketing since February 2004. From April 2002 to January 2004, Mr. Walsh served as Vice President of Sales and Marketing of Ventrica, a developer of automated magnetic devices for cardiac surgery, which was acquired by Medtronic. From June 2001 to April 2002, Mr. Walsh served as Director of Sales for Artemis Medical, a medical device company, which was acquired by Johnson & Johnson. From April 2001 to April 2002, Mr. Walsh was a sales, marketing and research and development consultant at the Cardiovations Division of Ethicon, a Johnson & Johnson company that develops cardiovascular surgical products and technologies. From June 1996 to April 2001, Mr. Walsh held various positions at Heartport prior to its acquisition by Johnson & Johnson, including Director of Sales for the Northeastern United States. Mr. Walsh holds a B.S. in Marketing from St. Joseph's University.

        Henry A. Plain, Jr. has served on our Board since June 2002 and as Chairman of our Board since October 2004. Mr. Plain also served as our President and Chief Executive Officer from June 2002 to October 2004. Mr. Plain has been a General Partner at Morgenthaler Ventures, a venture capital firm, since September 2007 and he has been the Vice Chairman of the board of directors of The Foundry since July 2000. From February 1993 to November 1999, Mr. Plain was the President and Chief

Executive Officer and a member of the board of directors of Perclose and directed Perclose through an initial public offering, a secondary offering and an acquisition by Abbott Laboratories in November 1999. Following the acquisition of Perclose by Abbott Laboratories, Mr. Plain served as the President of Perclose and Vice President of Hospital Products Division at Abbott Laboratories until May 2000. Mr. Plain also serves on the boards of several privately-held medical device companies. Mr. Plain holds a B.S. in Business Administration from the University of Missouri, Columbia.

        Robert C. Bellas, Jr. has served on our Board since July 2002. Mr. Bellas has been a General Partner at Morgenthaler Ventures, a venture capital firm, since January 1984. Mr. Bellas also serves on the board of directors of IPC-The Hospitalist Company, and on the boards of several privately-held healthcare and information technology companies. Mr. Bellas holds a B.S. in Engineering, Math, Chemistry and Physics from the U.S. Naval Academy and an M.B.A. from Stanford University.

        Michael A. Carusi has served on our Board since May 2003. He has been a General Partner at Advanced Technology Ventures, a venture capital firm, since October 1998. Mr. Carusi also serves on the board of TranS1, Inc., a public medical device company and on the boards of several privately-held life sciences and medical device companies. Mr. Carusi holds a B.S. in Mechanical Engineering from Lehigh University and an M.B.A. from Dartmouth College.

        Michael L. Eagle has served on our Board since August 2007. Mr. Eagle was Vice President-Manufacturing for Eli Lilly and Company from 1993-2001. He is a former CEO of IVAC Corporation, and Sr. VP of the Medical Devices and Diagnostics Division of Eli Lilly (later Guidant Corporation). He retired from Eli Lilly and Company in 2001. He is Chairman of the Board of Directors of Favrille, Inc., and also serves on the board of directors of Somaxon Pharmaceutical, Micrus Endovascular and a privately held manufacturing corporation. Mr. Eagle received his B.S. in Mechanical Engineering from Kettering University and his M.B.A. from the Krannert School of Management at Purdue University.

        Robert E. Flaherty has served on our Board since January 2007. Mr. Flaherty served as Chairman, President and Chief Executive Officer of Athena Diagnostics, a commercial laboratory company, since 1992. Athena Diagnostics was acquired by Thermo Fisher Scientific in November 2006. Prior to Athena Diagnostics, Mr. Flaherty was employed by Becton, Dickinson and Company, a medical technology company, and held various positions including President of the Becton Dickinson Division. Mr. Flaherty currently serves on the board of directors of AngioDynamics and is the Chairman of its compensation committee, and he serves on the board of directors of a privately-held corporation. Mr. Flaherty holds a B.S. in Industrial Engineering from Lehigh University and an M.B.A. from Harvard University.

        Edward W. Unkart has served on our Board since August 2006. Since January 2005, Mr. Unkart has served as Vice President of Finance and Administration and Chief Financial Officer of SurgRx, a manufacturer of medical devices used in surgery. From June 2004 to December 2004, Mr. Unkart was an independent consultant. From May 2001 to May 2004, Mr. Unkart served as Vice President of Finance and Administration and Chief Financial Officer of Novacept, a manufacturer of medical devices for women's healthcare, which was acquired by Cytyc Corporation in March 2004. Mr. Unkart currently serves on the board of directors of VNUS Medical Technologies, a publicly-traded medical device company, and is the chairperson of its audit committee. Mr. Unkart also serves on the board of directors of a privately-held medical device companies. Mr. Unkart is a Certified Public Accountant and holds a B.S. in Statistics and an M.B.A. from Stanford University.

        Allan R. Will has served on our Board since July 2002 and as Chairman of our Board from July 2002 to October 2004. Mr. Will has been a Managing Director of Split Rock Partners, a venture capital firm, since July 2004. From November 2002 to June 2004, Mr. Will was a General Partner at St. Paul Venture Capital, a venture capital firm. Mr. Will is the founder and Chairman of the board of directors of The Foundry and served as its Chief Executive Officer from 1998 until 2002. Mr. Will also served as the interim Chief Executive Officer of Concentric Medical from 2001 to 2002, as Chief Executive

Officer of Evalve from 1999 to 2000, as the President and Chief Executive Officer of AneuRx from 1994 to 1997. Mr. Will also serves on the boards of several privately-held medical device companies. Mr. Will holds a B.S. in Zoology from the University of Maryland and an M.S. in Management from the Massachusetts Institute of Technology.

Executive Officers

        Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers.

Corporate Governance

        Code of Business Conduct and Ethics.    We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a Code of Business Conduct and Ethics (the "Code") for our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code reflects our values and the business practices and principles of behavior that support this commitment. We expect all our directors, officers and employees to act ethically at all times. The Code satisfies SEC rules for a "code of ethics" required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the Nasdaq listing standards requirement for a "code of conduct." The Code is available on our website at www.xtentinc.com under "Company—Investor Relations—Corporate Governance." We will post any amendment to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq, on our website. Any person may obtain a copy of our Code, free of charge, by making a request in writing to: XTENT, Inc. 125 Constitution Drive, Menlo Park, CA 94025, Attention: Investor Relations.

        Audit Committee.    Our Board has a separately standing Audit Committee established in accordance with section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee is responsible for the appointment, compensation and oversight of our external auditors. It reviews and provides direction with regard to our internal accounting procedures and reviews our financial statements and filings. The Audit Committee currently consists of Messrs. Eagle, Flaherty and Unkart. Mr. Unkart is the chairperson of our Audit Committee and our Board has determined that he is our audit committee financial expert, as currently defined under the SEC rules. Our Board has determined that all the members of our Audit Committee are considered to be independent within the meaning of applicable SEC and Nasdaq rules regarding audit committee members.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        This compensation discussion and analysis section describes all material elements of our compensation programs for our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year. We refer to these persons as our "named executive officers."

        The compensation committee of our board of directors has the primary authority for and is the decision-making body on all matters related to the non-equity compensation for our named executive officers. The compensation committee establishes compensation philosophy and approves all aspects of our non-equity executive compensation including plan design and administration. The compensation committee makes recommendations regarding the equity compensation of our executive officers to our board of directors which has the decision-making authority over equity compensation matters for our executives.

Compensation Program Objectives and Philosophy

        The goal of our compensation program is to provide competitive compensation to attract and retain executives with a proven track record of success in the medical device and biotech industries. The variable components of total compensation are designed to allow for above market median pay when executives achieve all of their pre-specified goals.

        Our compensation program is designed to:

  •
  emphasize competitive market-based compensation packages, focusing on aligning individual performance and results with pay; and

  •
  encourage strong organizational performance by establishing challenging goals and utilizing incentive programs tied to key business objectives to reward tangible business results.

        Our philosophy is to position total compensation at a level that is commensurate with our public company, pre-revenue status, relative to other comparable medical device and biotech companies. To this end, the compensation committee carefully reviewed the total compensation levels and the mix of compensation components that contribute to total compensation using public information from 25 peer group companies.

Peer Companies

        The compensation committee considers relevant market practices when setting executive compensation to ensure our ability to attract and retain high-caliber talent. In assessing market competitiveness, the compensation of our executive officers is reviewed against executive compensation at a designated set of companies (the "executive peer group"). The executive peer group consists of 25 public medical device and biotech companies that:

  •
  are similar to us in key parameters (i.e., revenue, net income, market capitalization, number of employees); and

  •
  have executive officer positions that are comparable to ours in terms of breadth, complexity and scope of responsibilities.

        The executive peer group is intended to reflect the nature of the business activities we are undertaking in order to develop our products. Our Custom NX DES system is a combination device which includes a novel interdigitated modular stent design and a Biolimus A9®/PolyLactic acid drug coating. Our compensation committee believes that because of the complexities associated with the development of this combination device, a peer group consisting entirely of medical device companies is not appropriate. As such, the executive peer group is comprised of two independent peer groups, medical device companies and biotech companies. To estimate competitive market values, medical device company comparator benchmarks are weighted at 67%, and biotech company comparator benchmarks are weighted at 33%. The companies comprising our executive peer group are set forth below:

        Medical Device Peers.    Bovie Medical, DexCom, Endocare, Endologix, Hansen Medical, Hemosense, Insulet Corporation, NMT Medical, Northstar Neuroscience, Oculus Innovative Sciences, Power Medical Interventions, SenoRx, TranS1, and Vyteris Holdings.

        Biotechnology Peers.    ACADIA Pharmaceuticals, Anika Therapeutics, Cytori Therapeutics, Dynavax Technologies, Nastech Pharmaceuticals, Osiris Therapeutics, Renovis, Rigel Pharmaceuticals, Unigene Laboratories and Vical.

Independent Compensation Consultant

        The compensation committee has engaged Compensia, Inc., an independent outside consulting firm, to advise the compensation committee on matters related to executive officer compensation. Specifically, Compensia, Inc. conducts an annual review of proxies submitted by our Executive Peer Group to provide information on total compensation for named executive officers. Compensia also provides the compensation committee with relevant market data, updates on market trends, advice and guidance on compensation design and program administration.

Targeted Compensation

        Our compensation committee strives to set compensation targets that are competitive with the compensation practices of the executive peer group. It relies on proxy statements and its compensation consultant, Compensia, Inc. for data on current market pay practices and trends. To ensure the ability to attract and retain key executive officers the compensation committee formalized an executive pay philosophy in 2007, which positions the compensation of our executive officers between the 50th and 75th percentiles of the Executive Peer Group.

Target Pay Position

Base Salary	Annual Performance Bonus	Long-Term Incentives
62.5th Percentile of the Executive Peer Group	50th Percentile of the Executive Peer Group	50th Percentile of the Executive Peer Group

Components of Executive Compensation

        Our executive compensation programs consist of three major components to reward and motivate our executive officers: base salary, annual non-equity incentives and long-term equity incentives.

        Individual performance has a significant impact on determining each compensation component. Each executive officer's annual performance is measured based on a thorough review of his or her contributions towards achievement of corporate goals and objectives. For executive officers other than Gregory D. Casciaro, our President and Chief Executive Officer, this annual review is conducted by Mr. Casciaro, with the feedback of peers and board members and then presented to our compensation committee for review and comment. The compensation committee conducts Mr. Casciaro's review with the chairman of the board soliciting input from board members.

        Base Salary.    Our base salary program focuses on remaining competitive, paying for performance, and properly compensating those executives with a broad scope of responsibilities. Salary levels are also adjusted based on the knowledge, skills and ability each executive brings to his or her role.

        In the fourth quarter of each year, the executive officers' annual base salaries for the following year are reviewed and approved by the compensation committee based on performance during the calendar year. Salary increases are based on a number of factors including:

  •
  individual performance during the calendar year;

  •
  salary relative to the Executive Peer Group;

  •
  past performance and salary increases; and

  •
  scope, complexity and level of responsibility.

        The compensation committee reviews and approves base salaries for our named executive officers annually at its December meeting following a review of the above criteria.

        The base salary increases for 2008 were based on market data provided through salary surveys as well as recommendations from Compensia. Mr. Kahlenberg received the highest base salary increase (14%) in recognition of exceptional performance during the prior year and for the purpose of bringing his base salary into alignment with competitive market data. All other executive salary increases were between 3% and 6%, and are within the range of the general market increases of the Executive Peer Group.

  Non-Equity Incentive Programs

        2007 Non-Equity Actual Payments.    Our Chief Executive Officer, Gregory D. Casciaro, is eligible to receive non-equity incentive program payments based upon the achievement of certain milestones and corporate objectives. Our compensation committee determines these milestones in the first quarter of each year and assesses Mr. Casciaro's individual performance against the milestones at the end of each month. Milestones must be met by the pre-determined achievement date in order for an incentive payment to be made. Our compensation committee establishes the milestones based on clinical, financial, product development and overall strategic goals of our organization as proposed by management and our board. Our compensation committee believes that establishing incentive opportunities for Mr. Casciaro based on achievement of milestones creates value for the company and our stockholders. In 2007, Mr. Casciaro was eligible to earn $175,000 in non-equity incentives. His actual earnings based on the achievement of objectives were $115,000. In December 2007, our compensation committee approved a $20,000 non-equity incentive payment (as a part of the aforementioned $115,000) to Mr. Casciaro notwithstanding the fact that the relevant milestone was not met by the pre-determined achievement date. According to Mr. Casciaro's non-equity incentive program, he was eligible to receive a payment of $20,000 if we entered into an agreement with one of our vendors by the pre-determined achievement date. Although the vendor signed the agreement and delivered it to us before the applicable achievement date, we did not execute the agreement until four days after the achievement date because certain of our key employees required to approve and sign the agreement were not available. In light of these circumstances, the compensation committee determined that it was appropriate to make the payment of $20,000 to Mr. Casciaro. In light of these circumstances, the compensation committee determined that it was appropriate to make the payment of $20,000 to Mr. Casciaro. From time to time, our compensation committee may, in its discretion, decide to pay bonuses where our executives have substantially achieved a milestone.

        Our named executive officers were eligible to earn non-equity incentives paid at 25% of base salary, based on the achievement of certain corporate milestones. Based on the actual achievement of milestones, the 2007 payout was 33.3% of the maximum payout of 25% of base salary, or 8.33% of base salary. Payouts ranged from $19,320 to $21,550, excluding Mr. Walsh whose non-equity award payment is described below.

        Our Vice President of Sales and Marketing, Brian J. Walsh, was paid a guaranteed quarterly bonus that together with his annual salary was intended to provide total compensation comparable to similar sales and marketing executives with commissionable sales. During 2007, Mr. Walsh earned $13,846 per quarter in guaranteed bonus payments.

        Prior to the implementation of an officer non-equity incentive plan, Mr. Walsh was eligible for non-equity incentive compensation based on specified marketing objectives. For the first six months of 2007 Mr. Walsh earned $12,500 related to achievement of these objectives.

        On June 20, 2007 a non-equity incentive program for all executive officers was approved by the compensation committee. As such, Mr. Walsh's eligibility for a non-equity incentive payment was adjusted to take into account the additional funds he was eligible to earn under the new officer incentive program. Due to the fact Mr. Walsh had received $12,500 in non-equity incentive payments during the first six months of 2007; the non-equity incentive payment for which he would otherwise be eligible under the new program was reduced by $12,500. Mr. Walsh's earned 2007 non-equity payment was $26,020 (calculated at 8.33% of Mr. Walsh's base salary.) After deducting the previously paid non-equity incentive of $12,500, Mr. Walsh received a non-equity incentive payment of $13,520 under the new program.

  2008 Non-Equity Earning Potential

        Consistent with the market median of our executive peer group, Mr. Casciaro is eligible to earn non-equity incentive payments totaling up to a maximum of $221,625 in 2008 as follows:

Threshold	Target	Maximum
$106,380	$177,300	$221,625

        Non-equity incentive amounts at threshold, target and maximum levels are based on the achievement of seven regulatory, operational and financial milestones. The threshold, target and maximum amounts represent the amount to be paid if all milestones are achieved at the threshold, target and maximum performance levels, respectively. Because non-equity incentive payments are based on the achievement of separate milestones, actual amounts paid may be less than the threshold, target and maximum amounts if some, but not all milestones are achieved at their respective performance levels. Each respective milestone is determined by the compensation committee at the beginning of the calendar year. If all milestones are achieved at the target level, Mr. Casciaro will receive a non-equity incentive payment equal to 50% of his annual salary. If all milestones are achieved at the threshold level, he will receive a payment equal to 75% of the target amount. If all milestones are achieved at the maximum level, he will receive a payment equal to 125% of the target amount. Based on this structure, Mr. Casciaro will earn no non-equity incentive payments if no milestones are met and will earn up to, but not more than, a maximum non-equity incentive of $221,625 if all milestones are achieved at the maximum performance level.

        Effective in January 2008, named executive officers other than Mr. Casciaro are also eligible to earn non-equity incentive payments as follows:

Named Executive Officer	Title	Threshold	Target	Maximum
Timothy D. Kahlenberg	Chief Financial Officer	$59,513	$79,350	$99,188
Jeffry J. Grainger	Vice President of Corporate Affairs and General Counsel	$61,178	$81,570	$101,963
Randolph E. Campbell	Chief Technical Officer	$59,153	$78,870	$98,588
Brian J. Walsh	Vice President of Sales and Marketing	$50,779	$67,705	$84,631

        The structure of the non-equity incentive program for these named executive officers is similar to that for Mr. Casciaro, except that each officer's target level non-equity incentive is equal to 30% of his base salary, and payments are tied to achievement of four regulatory, financial and operational corporate milestones. As with Mr. Casciaro's program, the threshold level payments are 75% of the target level payments and the maximum payments are 125% of the target level payments.

        For Mr. Casciaro and the other named executive officers, incentives are paid as earned during the calendar year, based upon the achievement of the predetermined milestones. Payments are made only after being verified and approved by the compensation committee.

        Our Vice President of Sales and Marketing, Brian J. Walsh, remains eligible for quarterly bonus payments, which when coupled with his annual salary and non-equity incentive eligibility, are intended to provide total compensation comparable to similar sales and marketing executives with commissionable sales. In 2008, Mr. Walsh is eligible to receive $14,540 per quarter in bonus payments. We expect that Mr. Walsh will continue to be eligible for similar guaranteed quarterly bonus payments and non-equity incentive program payments until such time as we have revenues and a sales commission program is formalized.

        Stock Options.    We believe equity ownership is important to provide our executive officers with long-term incentives to build value for our stockholders. In 2007, an equity incentive program was implemented to motivate executive team members to achieve corporate goals, to encourage retention, and to recognize exceptional performance. The program considered each officer's 2007 performance rating measured on a scale of 1-4. In determining eligibility for a stock option award and the number of stock options to be awarded, individual performance was given a 50% weighting. The achievement of certain predetermined corporate objectives was also given a 50% weighting. Targeted awards were benchmarked at the market median of our Executive Peer Group. Following completion of each executive's performance review and analysis of the achievement of identified corporate objectives (one of three corporate objectives was achieved); individual awards were made to our executives utilizing the aforementioned calculation. Mr. Casciaro received a stock option grant of 81,225 shares. Stock option grants for the other officers ranged from 14,575 shares to 33,325 shares. The options were granted on January 29, 2008 at an exercise price of $9.96 per share with monthly vesting over a three year period commencing on the date of grant.

        Consistent with our practice in 2007, our compensation committee will grant market-based options to all newly hired employees, other than executive officers, within stock option guidelines approved by our board. In the event any of the grants reviewed by the compensation committee are outside the range contained within the new hire stock option guidelines, we expect to obtain approval from our board in addition to the compensation committee. Each executive officer is initially provided with an option grant when he or she is hired or promoted based upon his or her position and relevant prior experience. These initial grants generally vest over a four year period commencing on the date employment starts or the promotion occurs, with 25% of the options granted vesting on the one year anniversary of that date and the remaining options vesting monthly thereafter. We spread the vesting of our options over four years to compensate executives for their contribution over a period of time. In addition to the initial option grants, our compensation committee recommends, and our board grants, additional options to retain our executives and combine the achievement of corporate goals and strong individual performance. Options are granted based on a combination of individual contributions and general corporate achievements, including clinical trial enrollment, product development and financial management. For example, if we were to hire a new vice president of business development, we would provide such executive with an initial option grant for a number of shares that is consistent with the market data that we receive from Compensia for comparable companies in the Executive Peer Group and information we receive from third-party compensation surveys. We would target a range between the 50th and 75th percentile of the levels at such comparable companies. On an annual basis, our compensation committee would assess the appropriate individual and corporate goals for this executive and provide additional option grants based upon the achievement by the executive of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in 2008 to provide long-term compensation incentives and will continue to rely on performance-based and retention grants in 2008 to provide additional incentives for current employees. In the future our compensation committee and board may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance based awards.

        The specific provisions of our option plans are as set forth below:

        2002 Stock Plan.    Our sole director at the time adopted our 2002 Stock Plan in July 2002, and our stockholders approved our 2002 Stock Plan in July 2002. Our board has determined not to grant any additional awards under the 2002 Stock Plan, however, the 2002 Stock Plan will continue to govern the terms and conditions of the outstanding awards granted there under.

        A total of 3,427,236 shares of our common stock are authorized for issuance under the 2002 Stock Plan. As of December 31, 2007, options to purchase a total of 1,660,403 shares of our common stock were issued and outstanding, and a total of 1,766,833 shares of our common stock had been issued upon the exercise of options and stock purchase rights granted under the 2002 Stock Plan.

        Our 2002 Stock Plan provides for the grant of options and stock purchase rights to our service providers. Stock purchase rights and nonstatutory stock options may be granted to our employees, directors and consultants, and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, may be granted only to our employees. Our compensation committee administers the 2002 Stock Plan. The administrator has the authority to determine the terms and conditions of the options and stock purchase rights granted under the 2002 Stock Plan.

        Our 2002 Stock Plan does not allow for the transfer of awards other than by will or the laws of descent and distribution and only the recipient of an award may exercise such award during his or her lifetime.

        Our 2002 Stock Plan provides that in the event of our merger with or into another corporation, or a sale of substantially all of our assets, the successor corporation or its parent or subsidiary will assume or substitute for each outstanding stock purchase right and option. If the outstanding stock purchase rights or options are not assumed or substituted, they will become fully vested and exercisable for a 15-day period from the date the administrator provides notice of the vesting of outstanding options and stock purchase rights and will terminate at the end of such 15-day period.

  2006 Equity Incentive Plan

        Our board adopted, and our stockholders approved, our 2006 Equity Incentive Plan in August 2006. The 2006 Equity Incentive Plan became effective upon completion of our initial public offering in February 2007. Our 2006 Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants.

        As of December 31, 2007, 568,264 shares of our common stock were reserved for issuance pursuant to the 2006 Equity Incentive Plan and 501,050 of those shares were issued and outstanding. In addition, the shares reserved for issuance under our 2006 Equity Incentive Plan include (a) those shares reserved but unissued under the 2002 Stock Plan as of January 31, 2007 (b) shares returned to the 2002 Stock Plan as the result of termination of options or the repurchase of shares (provided that the maximum number of shares that may be added to the 2006 Equity Incentive Plan pursuant to (a) and (b) is 600,000 shares). Beginning The number of shares available for issuance under the 2006 Equity Incentive Plan increases annually on the first day of each fiscal year by an amount equal to the lesser of (i) 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; (ii) 1,500,000 shares; or (iii) an amount of shares determined by our board.

        The Compensation committee of our board together with our board administers our 2006 Equity Incentive Plan. Our Compensation committee consists of at least two or more "outside directors" within the meaning of Section 162(m) of the Code so that options granted under the 2006 Equity Incentive Plan qualify as "performance based compensation." Under Section 162(m) of the Code, the annual compensation paid to our named executive officers will only be deductible to the extent it does not exceed $1,000,000. However, we can preserve our deduction with respect to income recognized pursuant to options if the conditions for performance based compensation under Section 162(m) are met, which requires, among other things, that options be granted by a committee consisting of at least two "outside directors." Subject to the provisions of our 2006 Equity Incentive Plan, the administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. The administrator also has the authority to amend existing awards to reduce their exercise price, to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a lower exercise price.

        The exercise price of options granted under our 2006 Equity Incentive Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant, who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Subject to the provisions of our 2006 Equity Incentive Plan, the administrator determines the term of all other options.

        After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term. Unless the administrator provides otherwise, our 2006 Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

        Stock appreciation rights may be granted under our 2006 equity incentive plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Subject to the provisions of our 2006 equity incentive plan, the administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

        Restricted stock may be granted under our 2006 Equity Incentive Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

        Restricted stock units may be granted under our 2006 Equity Incentive Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. The administrator determines the terms and conditions of restricted stock units including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion may accelerate the time at which any restrictions will lapse or be removed.

        Performance units and performance shares may be granted under our 2006 Equity Incentive Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator prior to the grant date. Performance shares shall have an initial value equal to the fair market value of our common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

        Our 2006 Equity Incentive Plan provides that in the event of a merger or "change in control," as defined in the 2006 equity incentive plan, each outstanding award will be treated as the administrator determines, including that the successor corporation or its parent or subsidiary will assume or substitute an equivalent award for each outstanding award. The administrator is not required to treat all awards similarly. If there is no assumption or substitution of outstanding awards, the awards will fully vest, all restrictions will lapse, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and the awards will become fully exercisable. The administrator will provide notice to the recipient that he or she has the right to exercise the option and stock appreciation right as to all of the shares subject to the award, all restrictions on restricted stock will lapse, and all performance goals or other vesting requirements for performance shares and units will be deemed achieved, and all other terms and conditions met. The award will terminate upon the expiration of the period of time the administrator provides in the notice. In the event the service of an outside director is terminated on or following a change in control, other than pursuant to a voluntary resignation, his or her options and stock appreciation rights will fully vest and become immediately exercisable, all restrictions on restricted stock will lapse, and all performance goals or other vesting requirements for performance shares and units will be deemed achieved at 100% of target levels, and all other terms and conditions met.

        Our 2006 Equity Incentive Plan will automatically terminate in 2016, unless we terminate it sooner. In addition, our board has the authority to amend, suspend or terminate the 2006 Equity Incentive Plan provided such action does not impair the rights of any participant.

        Section 162(m) of the Code.    Under Section 162(m) of the Internal Revenue Code, a public company generally may not deduct compensation in excess of $1 million paid to its chief executive officer and the four next most highly compensated executive officers. Until the annual meeting of our stockholders in 2010, or until the plan is materially amended, if earlier, awards granted under the plan will be exempt from the deduction limits of Section 162(m).

        Tax Consequences.    The following summary is intended as a general guide to the United States federal income tax consequences relating to the issuance and exercise of stock options granted under our 2002 Stock Plan and our 2006 Equity Incentive Plan. This summary does not attempt to describe all possible federal or other tax consequences of such grants or tax consequences based on particular circumstances.

        Incentive Stock Options.    Optionees recognize no taxable income for regular income tax purposes as the result of the grant or exercise of an incentive stock option qualifying under Section 422 of the Internal Revenue Code (unless the optionee is subject to the alternative minimum tax). Optionees who neither dispose of their shares acquired upon the exercise of an incentive stock option, or ISO shares, within two years after the stock option grant date nor within one year after the exercise date normally will recognize a long-term capital gain or loss equal to the difference, if any, between the sale price and the amount paid for the ISO shares. If an optionee disposes of the ISO shares within two years after the stock option grant date or within one year after the exercise date (each a "disqualifying disposition"), the optionee will realize ordinary income at the time of the disposition in an amount equal to the excess, if any, of the fair market value of the ISO shares at the time of exercise (or, if less, the amount realized on such disqualifying disposition) over the exercise price of the ISO shares being purchased. Any additional gain will be capital gain, taxed at a rate that depends upon the amount of time the ISO shares were held by the optionee. A capital gain will be long-term if the optionee's holding period is more than 12 months. We will be entitled to a deduction in connection with the disposition of the ISO shares only to the extent that the optionee recognizes ordinary income on a disqualifying disposition of the ISO shares.

        Nonstatutory Stock Options.    Optionees generally recognize no taxable income as the result of the grant of a nonstatutory stock option. Upon the exercise of a nonstatutory stock option, the optionee normally recognizes ordinary income equal to the difference between the stock option exercise price and the fair market value of the shares on the exercise date. If the optionee is an employee of ours, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of stock acquired by the exercise of a nonstatutory stock option, any subsequent gain or loss, generally based on the difference between the sale price and the fair market value on the exercise date, will be taxed as capital gain or loss. A capital gain or loss will be long-term if the optionee's holding period is more than 12 months. We generally should be entitled to a deduction equal to the amount of ordinary income recognized by the optionee as a result of the exercise of a nonstatutory stock option, except to the extent such deduction is limited by applicable provisions of the Internal Revenue Code.

401(k) Plan

        We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of our eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. We may, but have not, matched employee contributions or made discretionary contributions to the 401(k) Plan. An employee's interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made.

Executive Time Off

        Our executive officers do not receive a guaranteed amount of Paid Time Off ("PTO"), but participate instead in an Executive Time Off plan. Our executive officers are expected to manage personal time off in a manner that does not impact performance or achievement of goals. Until December 31, 2005, executives participated in the PTO benefit program which was offered to all of our employees at that time. Upon termination, executives who participated will be entitled to payment of their accrued benefits that existed at December 31, 2005. Officers hired or promoted since the implementation of the Executive Time Off policy will be transitioned to the officer plan at the time of hire or promotion. Consistent with the balance of executive officers, any accrued but unused PTO will be paid at termination. XTENT has accrued $42,768 in earned, but unpaid PTO for its named executive officers.

2006 Employee Stock Purchase Plan

        Our executive officers and all of our other employees may participate in our 2006 Employee Stock Purchase Plan. We believe that allowing them the opportunity to participate in the 2006 Employee Stock Purchase Plan provides them further incentive towards ensuring our success and accomplishing our corporate goals.

        The specific provisions of our 2006 Employee Stock Purchase Plan are as provided for below.

        Our Board adopted, and our stockholders approved, our 2006 Employee Stock Purchase Plan in August 2006 and it became effective upon completion of our initial public offering in February 2007. A total of 500,000 shares of our common stock are available for sale. As of December 31, 2007, a total of 27,295 shares of our common stock had been issued through the 2006 Employee Stock Purchase Plan. In addition, our 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2006 Employee Stock Purchase Plan on the first day of each fiscal year equal to the lesser of:

  •
  3% of the outstanding shares of our common stock on the first day of such fiscal year;

  •
  1,000,000 shares; or

  •
  such other amount as may be determined by our Board.

        Our Compensation committee administers the 2006 Employee Stock Purchase Plan. Our Compensation committee has full and exclusive authority to interpret the terms of the 2006 Employee Stock Purchase Plan and determine eligibility to participate subject to the conditions of our 2006 Employee Stock Purchase Plan as described below.

        All of our employees are eligible to participate if they are employed by us (or any participating subsidiary) for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock under the 2006 Employee Stock Purchase Plan if such employee:

  •
  immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock; or

  •
  holds rights to purchase stock under all of our employee stock purchase plans that accrue at a rate that exceeds $25,000 worth of stock for each calendar year.

        Our 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Code. Each offering period includes purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007 (the date of our IPO) and ended on the first trading day on November 15, 2007.

        Our 2006 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant's base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 1,250 shares during a six-month purchase period.

        Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. If the fair market value of our common stock on the exercise date is less than the fair market value on the first trading day of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with us.

        A participant may not transfer rights granted under the 2006 Employee Stock Purchase Plan other than by will, the laws of descent and distribution, or as otherwise provided under the 2006 Employee Stock Purchase Plan.

        In the event of our merger or change in control, as defined under the 2006 Employee Stock Purchase Plan, a successor corporation may assume or substitute for each outstanding option. If the successor corporation refuses to assume or substitute for the option, the offering period then in progress will be shortened, and a new exercise date will be set. The administrator will notify each participant that the exercise date has been changed and that the participant's option will be exercised automatically on the new exercise date unless prior to such date the participant has withdrawn from the offering period.

        Our 2006 Employee Stock Purchase Plan will automatically terminate in 2016, unless we terminate it sooner. Our board has the authority to amend, suspend or terminate our 2006 Employee Stock Purchase Plan, except that, subject to certain exceptions described in the 2006 Employee Stock Purchase Plan, no such action may adversely affect any outstanding rights to purchase stock under our 2006 Employee Stock Purchase Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information regarding common stock that may be issued upon the exercise of options, warrants and rights under our 2002 Stock Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan as of December 31, 2007. All our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,161,453	$5.13	539,919
Equity compensation plan not approved by security holders	—	N/A	—

Total	2,161,453		539,919

(1)
Does not include an outstanding option to purchase 5,209 shares which was issued outside of the approved option plans.

(2)
Securities remaining available for future issuance under equity compensation plans includes 472,705 shares available for issuance under the 2006 Employee Stock Purchase Plan.

2007 Summary Compensation Table

        The following table sets forth summary compensation information for the years ended December 31, 2007 and December 31, 2006 for our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year. We refer to these persons as our named executive officers. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary		Bonus			Option Awards(1)	Non Equity Incentive Plan Compensation		All Other Compensation			Total
Gregory D. Casciaro President, Chief Executive Officer and Director	2007 2006	$340,960 318,603		$	— —		$516,184 369,077	$115,000 75,000	(2) (2)	$	— —		$972,144 762,680
Timothy D. Kahlenberg Chief Financial Officer	2007 2006	236,508 153,173	(7)		— —		398,975 266,712	19,320 —	(3)		— 200,000	(8)	654,803 619,885
Jeffry J. Grainger Vice President of Corporate Affairs and General Counsel	2007 2006	263,918 238,602			— —		131,894 88,170	21,550 —	(3)		— —		417,362 326,772
Randolph E. Campbell Chief Technical Officer	2007 2006	257,688 241,945			— —		143,879 96,18	21,050 —	(3)		— —		422,617 338,127
Brian J. Walsh Vice President of Sales and Marketing	2007 2006	216,518 203,290			55,384 53,000	(5) (5)	131,894 88,170	26,020 24,500	(3)(4) (6)		— —		429,816 368,960

(1)
Amounts represent the expensed fair value of stock options granted in 2006 under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)") excluding the impact of estimated forfeitures. No stock options were granted to our named executive officers in 2007.

(2)
Represents amounts earned by Mr. Casciaro under our non-equity incentive program for the achievement of specific clinical, financing and other corporate objectives.

(3)
Represents amounts earned by executives under our non-equity incentive program for achievement of specific corporate objectives.

(4)
Includes $12,500 earned by Mr. Walsh in the first half of 2007 under our non-equity incentive program for the achievement of specific marketing, research and development, and other corporate objectives.

(5)
Mr. Walsh receives a quarterly bonus until commissions are received on sales. Mr. Walsh received quarterly bonuses of $13,846 and $13,250 in 2007 and 2006, respectively.

(6)
Represents amounts earned by Mr. Walsh under our non-equity incentive program for the achievement of specific marketing, research and development, and other corporate objectives.

(7)
Mr. Kahlenberg commenced employment in April 2006 at an annual salary of $225,000.

(8)
Represents a relocation bonus made to Mr. Kahlenberg based on his offer of employment

Grants of Plan-Based Awards in 2007

        The following table lists grants of plan-based awards made to our named executive officers in 2007 and the related total fair value of compensation for 2007. No plan-based equity awards were granted to our named executive officers in 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date
		Threshold		Target		Maximum		Threshold	Target		Maximum
Gregory D. Casciaro	3/21/2007 6/20/2007	$	— —	$115,000 —	(1)	$175,000 —		— —	— 81,225	(4)	— 150,000
Timothy D. Kahlenberg	6/20/2007		—	19,320	(2)	58,000		—	33,325	(4)	50,000
Jeffry J. Grainger	6/20/2007		—	21,550	(2)	65,000		—	27,075	(4)	50,000
Randolph E. Campbell	6/20/2007		—	21,050	(2)	63,000		—	27,075	(4)	50,000
Brian J. Walsh	4/6/2007 6/20/2007		— —	— 26,050	(2)	12,500 40,610	(3)	— —	— 27,075	(4)	— 50,000

(1)
Amounts based on the achievement of specific clinical, financing and other corporate objectives.

(2)
Amounts based on the achievement of specific corporate objectives.

(3)
Amounts based on the achievement of specific clinical, marketing, research and development, and other corporate objectives.

(4)
Number of shares based 50% on the achievement of specific corporate objectives and the balance based on individual performance. Shares to be granted in 2008, at the fair market value on date of grant, and vesting monthly over three years from the date of grant.

Equity Incentive Awards Outstanding as of December 31, 2007

        The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price	Option Expiration Date	Vesting Commencement Date		Number of Shares or Units of Stock that Have Not Vested(4)	Market Value of Shares or Units of Stock that Have Not Vested
Gregory D. Casciaro	134,000 104,000 125,000	$0.40 1.50 5.20	2/1/2015 2/1/2016 6/5/2016	2/1/2005 2/1/2006 4/27/2006	(2) (2) (2)	108,750	$1,070,100
Timothy D. Kahlenberg	170,911	3.50	5/1/2016	5/1/2006	(3)
Jeffry J. Grainger	56,500	3.50	5/1/2016	5/1/2006 2/1/2005 8/3/2005	(2) (2) (2)	6,563 834	64,580 8,207
Randolph E. Campbell	61,634	3.50	5/1/2016	5/1/2006 4/13/2004 2/1/2005 8/3/2005	(2) (3) (2) (2)	15,625 18,960 2,396	153,750 186,566 23,577
Brian J. Walsh	50,000 22,500 2,000 56,500	0.40 0.40 0.54 3.50	2/3/2014 2/1/2015 8/3/2015 5/1/2016	2/2/2004 2/1/2005 8/3/2005 5/1/2006	(2) (2) (2) (2)

(1)
All options held by our named executive officers may be early exercised.

(2)
The shares underlying this option vest 1/48 per month following the vesting commencement date.

(3)
25% of the shares underlying this option vest on the one year anniversary of the vesting commencement date and 1/48 per month thereafter.

(4)
The shares were issued pursuant to the exercise of early-exercise stock options to purchase shares of our common stock. These shares are subject to a right of repurchase held by us that will lapse over time.

Aggregated Option Exercises in 2007

        No options were exercised by our named executive officers in 2007.

Employment Agreements

        Employment with us is at will. We do not have employment agreements with any of our executive officers.

Nonqualified Deferred Compensation

        None of our named executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us. Our compensation committee, which is comprised solely of "outside directors" as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

2007 Director Compensation

        The following table sets forth a summary of the compensation we paid to our non-employee directors in 2007.

Name	Fees Earned or Paid in Cash		Option Awards(1)		Total
Henry A. Plain, Jr.	$55,000	(9)	$98,121	(2)	$153,121
Robert C. Bellas, Jr.	32,083	(9)	24,097	(3)	56,180
Michael A. Carusi	32,083	(9)	24,097	(4)	56,180
Robert E. Flaherty	41,250	(9)	97,364	(5)	138,614
Michael L. Eagle	16,196	(9)	17,038	(6)	33,234
Edward W. Unkart	50,000		116,296	(7)	166,296
Allan R. Will	38,750	(9)	24,097	(8)	62,847

    (1)
    Amounts represent the expensed fair value of stock options granted in 2006 and 2007 under SFAS 123(R) excluding the impact of estimated forfeitures.

    (2)
    Stock options exercisable for a total of 35,000 shares were outstanding as of December 31, 2007.

    (3)
    A stock option exercisable for 10,000 shares was outstanding as of December 31, 2007.

    (4)
    A stock option exercisable for 10,000 shares was outstanding as of December 31, 2007.

    (5)
    Stock options exercisable for a total of 40,000 shares were outstanding as of December 31, 2007.

    (6)
    A stock option exercisable for 30,000 shares was outstanding as of December 31, 2007.

    (7)
    Stock options exercisable for a total of 40,000 shares were outstanding as of December 31, 2007.

    (8)
    A stock option exercisable for 10,000 shares was outstanding as of December 31, 2007.

    (9)
    Pro-rated from the date of the initial public offering on February 1, 2007 and based on the annual retainer amounts.

        The Chairman of our Board receives an annual retainer of $60,000 for his service to our Company and each of our non-employee directors receives an annual retainer of $35,000 for his service on our Board. The Chairman of the Audit Committee receives an additional annual retainer of $15,000 and the Chairmen of our other two standing committees, the compensation committee and the Nominating and Corporate Governance Committee each receive an additional annual retainer in the amount of $10,000.

        Our 2006 equity incentive plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2006 equity incentive plan, including discretionary awards. Each non-employee director appointed to our board, except for those directors who become non-employee directors by ceasing to be employee directors, receives an automatic initial nonstatutory stock option to purchase 30,000 shares of common stock upon such appointment. In addition, non-employee directors who have been directors for at least the preceding six months receive a subsequent nonstatutory stock option to purchase 10,000 shares of common stock immediately following each annual meeting of our stockholders. All options granted under the automatic grant provisions will have a term of ten years and an exercise price equal to fair market value on the date of grant. Each initial option to purchase 30,000 shares becomes exercisable as to one-third of the shares subject to the option on each anniversary of its date of grant, provided the non-employee director remains a director on such dates. Each annual option to purchase 10,000 shares becomes exercisable as to 100% of the shares subject to the option on the day prior to the one-year anniversary of the date of such grant, provided the non-employee director remains a director on such date.

        We also reimburse each non-employee member of our board for out-of-pocket expenses incurred in connection with attending our board and committee meetings. In addition, we have in the past granted directors options to purchase our common stock pursuant to the terms of our 2002 Stock Plan. As explained above, our 2006 equity incentive plan provides for the automatic grant of options to our non-employee directors. See "—Stock Options—2006 equity incentive plan."

Potential Payments Following a Change in Control

        The following summaries set forth potential payments payable to our executive officers upon termination of employment following a change in control of us under their current change of control agreements with us. The compensation committee of our board may, at their discretion, amend or add benefits to these arrangements as they deem advisable.

Executive Officers

        We have entered into change of control agreements with each of our employees at the level of vice president or above that provide for severance benefits in the event that a covered employee's employment with us terminates as a result of an involuntary termination at any time within 12 months after a change of control as follows:

  •
  all options held by the employee will become fully vested and any right we may have to repurchase any shares held by the employee will lapse; and

  •
  certain health coverage and benefits for that employee will be paid by us until the earlier of six months from the date of such employee's termination or until the employee begins working at another company that offers comparable benefits.

        For the purpose of our change of control agreements, "change of control" means:

  •
  any merger or consolidation of us with any other corporation that would result in our voting securities outstanding immediately prior to such transaction no longer continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power of the surviving entity outstanding immediately after such merger or consolidation; or

  •
  any person becoming the beneficial owner, directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities.

        For the purpose of our change of control agreements, "involuntary termination" means:

  •
  a significant reduction of the employee's duties, position or responsibilities relative to the employee's duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the employee from such position, duties and responsibilities, unless the employee is provided with comparable duties, position and responsibilities; provided, however, that a reduction in duties, position or responsibilities solely by virtue of our being acquired and made part of a larger entity (as, for example, when our Chief Financial Officer remains as such following a Change of Control but is not made the Chief Financial Officer of the acquiring corporation) shall not constitute an involuntary termination;

  •
  a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to the employee immediately prior to such reduction;

  •
  a reduction of the employee's base salary as in effect immediately prior to such reduction;

  •
  a material reduction in the kind or level of employee benefits to which the employee is entitled immediately prior to such reduction with the result that the employee's overall benefits package is significantly reduced;

  •
  the relocation of the employee to a facility or a location more than fifty (50) miles from his current location;

  •
  any purported termination of the employee which is not effected as a result of (i) any act of personal dishonesty taken by the employee in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment of the employee, (ii) employee's conviction of a felony which our Board reasonably believes has had or will have a material detrimental effect on our reputation or business, (iii) a willful act by the employee which constitutes misconduct and is injurious to us, (iv) continued willful violations by the employee of the employee's obligations to us after there has been delivered to the employee a written demand for performance from us which describes the basis for our belief that the employee has not substantially performed his duties, or (v) for which the grounds relied upon by us are not valid; or

  •
  our failure to obtain the assumption of the change of control agreement by any successor entity.

        Based on a market value of $9.84 per share as of December 31, 2007, and the number of options and shares held by each of our executive officers that were unvested as of December 31, 2007, the estimated value of acceleration of these options and shares held by each executive officer is shown in the following table, as well as the maximum value of benefits which would be paid on behalf of each officer upon a change of control.

Name	Value of Accelerated Options and Shares	Value of Benefits in Change of Control
Bernard H. Andreas	$114,491	$9,675
Randolph E. Campbell	584,854	9,772
Jeffry J. Grainger	286,133	9,776
Timothy D. Kahlenberg	654,662	9,731
Philippe H. Marco	274,661	9,723
Brian J. Walsh	325,470	9,356

Gregory D. Casciaro

        We have entered into a slightly different change of control agreement with Gregory D. Casciaro that provides for additional severance benefits in the event that Mr. Casciaro's employment with us terminates as a result of his involuntary termination at any time after a change of control as follows:

  •
  all options held by him will become fully vested and any right we may have to repurchase any shares held by him will lapse;

  •
  monthly severance payments equal to his last monthly base salary prior to his termination for a period of 12 months following the date of his termination; and

  •
  certain health coverage and benefits for Mr. Casciaro will be paid until the earlier of 12 months from the date of his termination or until he begins employment with another company that offers comparable benefits.

        In addition to the severance benefits described above, our change of control agreement with Mr. Casciaro also provides for a change of control benefit. Upon a change of control without termination, Mr. Casciaro will immediately vest in 50% of the unvested shares underlying options then held by him and our right to repurchase 50% of shares previously purchased by him that are subject to vesting, will lapse.

        The definitions for "involuntarily termination" and "change of control" discussed above for the change of control agreements with each of our other employees at the level of vice president or above are identical to those included in our change of control agreement with Mr. Casciaro.

        Based on Mr. Casciaro's current base salary, we estimate that the value of his severance payments to be $340,960. Based on a market value of $9.84 per share as of December 31, 2007, and the number of options and shares held by Mr. Casciaro that were unvested as of December 31, 2007, we estimate the value of acceleration of these options and shares to be $1,205,107. The maximum value of his benefits that would be paid upon a change of control would be $18,472.

Members of our Board of Directors

        We have also entered into agreements with each non-employee member of our board under which all unvested shares underlying options then held by such director will become fully vested and immediately exercisable if such director is terminated without cause within 12 months of a change of control.

Additional Change of Control Provisions

        Each of our 2002 Stock Plan, 2006 equity incentive plan and 2006 Employee Stock Purchase Plan also contains change of control provisions as described above. See "—Stock Options—2002 Stock Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan."

Limitations on Liability and Indemnification

        Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and executive officers, and may indemnify our other officers, employees and other agents, to the fullest extent permitted by the General Corporation Law of the State of Delaware.

        We have entered into indemnification agreements with our directors, executive officers and others. Under these agreements, we are required to indemnify them against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any actual or threatened proceeding, if any of them may be made a party to such proceeding because he or she is or was one of our directors or officers. We are obligated to pay these amounts only if the officer or director acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, our best interests. With respect to any criminal proceeding, we are obligated to pay these amounts only if the officer or director had no reasonable cause to believe that his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification there under.

        In addition, our amended and restated certificate of incorporation provides that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under the General Corporation Law of the State of Delaware. This provision in our amended and restated certificate of incorporation does not eliminate a director's duty of care and, in appropriate circumstances; equitable remedies such as an injunction or other forms of non-monetary relief would remain available. Each director continues to be subject to liability for any breach of the director's duty of loyalty to us and for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or other state or federal laws.

        Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

        We have a directors' and officers' liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Compensation Committee Interlocks and Insider Participation

        The members of our compensation committee are Robert E. Flaherty (Chairperson), Henry A. Plain, Jr. and Michael A. Carusi. No member of the compensation committee is an executive officer of our company. Henry A. Plain, Jr. served as our President, Chief Executive Officer and Chief Financial Officer from June 2002 to October 2004. No executive officer of our company currently serves on the board of directors of any entity whose executive officers included a director of our company.

REPORT OF COMPENSATION COMMITTEE

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management of the Company, and based upon those discussions, the committee has recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

        The foregoing report is provided by the undersigned members of the compensation committee.

Robert E. Flaherty, Chair
Michael A. Carusi
Henry A. Plain, Jr.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table provides information relating to the beneficial ownership of XTENT common stock as of January 24, 2008, except where otherwise noted, by:

  •
  each stockholder known by us to own beneficially more than 5% of our common stock;

  •
  each of our executive officers named in the summary compensation table below (our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers);

  •
  each of our directors; and

  •
  all of our directors and executive officers as a group.

        The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole voting power, shared voting power, or investment power and includes any shares that the individual has the right to acquire within 60 days of January 24, 2008 through the exercise of any stock option or other right. The number and percentage of shares "beneficially owned" is computed on the basis of 23,040,613 shares of XTENT common stock outstanding as of January 24, 2008. Shares of our common stock that a person has the right to acquire within 60 days of January 24, 2008 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person or entity named in the table has sole voting and dispositive power with respect to the shares set forth opposite such person's or entity's name. The address for those persons for whom an address is not otherwise provided is c/o XTENT, Inc., 125 Constitution Drive, Menlo Park, California 94025-1118.

	Beneficial Ownership		Percentage of Shares Outstanding
Beneficial Owner	Number of Shares	Options and Warrants Exerciable Within 60 Days	Approximate Percent Owned
5% Stockholders
Morgenthaler Partners VI, L.P(1)	5,085,243		22.1%
Funds affiliated with Advanced Technology Ventures(2)	2,999,393		13.0%
Funds affiliated with Latterell Venture Partners(3)	2,828,190		11.8%
SPVC VI, L.L.C.(4)	2,615,135		11.4%
Names Executive Officers and Directors
Gregory D. Casciaro(5)	639,800	363,000	4.2%
Timothy D. Kahlenberg	—	170,911	*
Randolph E. Campbell(6)	259,270	61,634	1.3%
Jeffry J. Grainger(7)	124,500	56,500	*
Brian J. Walsh	50,000	131,000	*
Henry A. Plain, Jr.(8)	481,656	8,333	2.0%
Robert C. Bellas, Jr.(1)	5,085,243	—	21.2%
Michael A. Carusi(2)	2,999,393	—	12.5%
Michael L. Eagle	—	—	*
Robert E. Flaherty	3,685	10,000	*
Edward W. Unkart	8,333	10,000	*
Allan R. Will(4)	2,775,291	—	11.6%
All executive officers and directors as a group (15 persons)	15,512,067	893,387	68.5%

*
Indicates ownership of less than 1%.

(1)
Includes 5,085,243 shares held by Morgenthaler Partners VI, L.P. Robert C. Bellas, Jr. shares voting and investment power with Gary J. Morgenthaler, Robert D. Pavey, John D. Lutsi, G. Gary Shaffer, Gary R. Little, Peter G. Taft, Theodore A. Laufik and Paul R. Levine, the other managing members of Morgenthaler Management Partners VI, L.L.C., the general partner of Morgenthaler Partners VI, L.P., with respect to shares held by Morgenthaler Partners VI, L.P. Each managing member disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. The address for Morgenthaler Partners VI, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(2)
Includes 2,409,589 shares held by Advanced Technology Ventures VII, L.P., 402,776 shares held by Advanced Technology Ventures VI, L.P., 96,694 shares held by Advanced Technology Ventures VII (B), L.P., 46,477 shares held by Advanced Technology Ventures VII (C), L.P., 25,708 shares held by ATV Entrepreneurs VI, L.P., 14,359 shares held by ATV Entrepreneurs VII, L.P., and 3,790 shares held by ATV Alliance 2002, L.P. ATV Associates VII, L.L.C. is the general partner of Advanced Technology Ventures VII, L.P., Advanced Technology Ventures VII (B), L.P., Advanced Technology Ventures VII (C), L.P. and ATV Entrepreneurs VII, L.P. ATV Associates VI, L.L.C. is the general partner of Advanced Technology Ventures VI, L.P. and ATV Entrepreneurs VI, L.P. ATV Capital Management, Inc. is the sole member of ATV Alliance Associates, L.L.C., the general partner of ATV Alliance 2002, L.P. Michael A. Carusi, Steve Baloff, Wes Raffel, Bob Hower, Jean George and Bill Wiberg, as managing directors of ATV Associates VII, L.L.C., share voting and investment power with respect to shares held by Advanced Technology Ventures VII, L.P., Advanced Technology Ventures VII (B), L.P., Advanced Technology Ventures VII (C), L.P., and ATV Entrepreneurs VII, L.P. Michael A. Carusi, Steve Baloff, Pieter Schiller and Wes Raffel, as

  managing directors ofATV Associates VI, L.L.C., share voting and investment power with respect to shares held by Advanced Technology Ventures VI, L.P. and ATV Entrepreneurs VI, L.P. Jean George, as the sole manager of ATV Alliance Associates, L.L.C., has voting and investment power with respect to shares held by ATV Alliance 2002, L.P. Each managing director and manager disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein. Mr. Carusi's address is c/o Advanced Technology Ventures, 1000 Winter Street, Suite 3700, Waltham, MA 02451.

(3)
Includes 2,020,425 shares held by Latterell Venture Partners II, L.P., 586,574 shares held by Latterell Venture Partners, L.P., 196,458 shares held by Latterell Venture Partners III, L.P., 9,822 shares held by LVP III Associates, L.P., 4,911 shares held by LVP III Partners, L.P., and 10,000 shares held by Latterell Management Company, L.L.C. Latterell Capital Management, L.L.C. is the general partner of Latterell Venture Partners, L.P., Latterell Capital Management II, L.L.C. is the general partner of Latterell Venture Partners II, L.P., and Latterell Capital Management III, L.L.C. is the general partner of Latterell Venture Partners III, L.P., LVP III Associates, L.P. and LVP III Partners, L.P. Patrick F. Latterell, Laurence A. Lasky, Stephen M. Salmon and James N. Woody are the members of Latterell Capital Management, L.L.C., Latterell Capital Management II, L.L.C., Latterell Capital Management III, L.L.C. and Latterell Management Company, L.L.C. and share voting and investment power. Each member disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Mr. Latterell's address is c/o Latterell Venture Partners, 1 Embarcadero Center, Suite 4050, San Francisco, CA 94111.

(4)
SPVC VI, LLC (formerly St. Paul Venture Capital VI, LLC) is jointly managed by Split Rock Partners, LLC. and Vesbridge Partners, L.L.C.; however, voting and investment power has been delegated solely to Split Rock Partners, LLC. Allan R. Will, David Stassen, Michael Gorman and James Simons, as managing directors of Split Rock Partners, LLC, share voting and investment power with respect to the shares held by SPVC VI, LLC. Split Rock Partners, LLC and each of its managing director disclaim beneficial ownership of these shares, except to the extent of his or their pecuniary interest therein. Mr. Will's address is c/o Split Rock Partners, L.L.C., 1600 El Camino Real, Suite 290, Menlo Park, CA 94025. The address for SPVC VI, LLC is 10400 Viking Drive, Suite 550, Eden Prairie, MN 55344.

(5)
Includes 3,400 shares held by Mr. Casciaro as custodian for his minor son and minor daughter under the California Uniform Transfer to Minors Act. Also includes 1,700 shares held by Mr. Casciaro's adult daughter as to which Mr. Casciaro disclaims beneficial ownership. 108,750 of shares were subject to our right of repurchase as of January 24, 2008.

(6)
36,981 of these shares are subject to our right of repurchase as of January 24, 2008.

(7)
7,397 of these shares are subject to our right of repurchase as of January 24, 2008.

(8)
Henry A. Plain, Jr.'s address is c/o Morgenthaler Ventures, 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of the copies of the forms received by us, or written representations that no Forms 3, 4 or 5 were required from certain reporting persons, all reports have been timely filed.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

        As provided by our audit committee charter, our audit committee must review and approve in advance any transactions with related persons. All of our directors, officers and employees are required to report to our audit committee any such related party transaction prior to its completion.

Transactions with Related Persons

        None.

Director Independence

        Our Board of Directors consists of eight directors. The Board has the authority to increase the size of the Board from time to time. The current directors are Robert C. Bellas, Jr., Michael A. Carusi, Gregory D. Casciaro, Michael L. Eagle, Robert E. Flaherty, Henry A. Plain, Jr., Edward W. Unkart and Allan R. Will. Our Board has determined that Messrs. Carusi, Eagle, Flaherty, Plain, Unkart and Will are independent directors under the listing standards established by the rules of the NASDAQ Stock Market, Inc. ("Nasdaq").

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

        The following table sets forth the fees to PricewaterhouseCoopers, LLP ("PwC"):

Service Category	2007	2006
Audit Fees	$623,124	$1,333,030
Audit-Related Fees	—	—
Tax Services Fees	12,375	12,040
All Other Fees	3,900	—

Total	$639,399	$1,345,070

        In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees for professional services for the audit of a company's financial statements and for services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company's financial statements; "tax services fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.

Audit Fees

        The aggregate Audit Fees to PwC in the year ended December 31, 2007 were $623,124. This included fees for services rendered for the audit of the our annual financial statements for the year ended December 31, 2007, the review of our interim financial statements during the year ended December 31, 2007, and the review of the financial statements included in our Registration Statement filed in connection with our initial public offering. The aggregate Audit Fees to PwC in the year ended December 31, 2006 were $1,333,030.

Tax Service Fees

        The aggregate Tax Service Fees to PwC were $12,375 in the year ended December 31, 2007 and $12,040 in the year ended 2006. Tax Service Fees in 2007 represented fees for consulting services related to tax compliance. Tax Service Fees in 2006 represented fees for services rendered for tax compliance.

All Other Fees

        All other fees in 2007 represent fees for Comperio, which is an online research tool.

        To help ensure the independence of the independent registered public accounting firm, our Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by the independent registered public accounting firm, with the exception of up to $20,000 in fees, which may be approved by the Audit Committee Chair alone. Pursuant to this policy and subject to this exception, all audit and non-audit services to be performed by the independent auditor during 2008 must be approved in advance by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

        All of the services provided by PricewaterhouseCoopers described in the table above were approved by our Audit Committee.

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
10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
10.12†	Amended and Restated License Agreement dated December 3, 2007 by and between Registrant, Biosensors International Group, Ltd. and Biosensors Europe S.A.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 17, 2007	XTENT, Inc.
	By:	/s/ GREGORY D. CASCIARO Gregory D. Casciaro President and Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY D. CASCIARO Gregory D. Casciaro	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ TIMOTHY D. KAHLENBERG Timothy D. Kahlenberg	Chief Financial Officer (Principal Accounting Officer)	March 17, 2008
/s/ HENRY A. PLAIN, JR. Henry A. Plain, Jr.	Director	March 17, 2008
/s/ ROBERT C. BELLAS, JR. Robert C. Bellas, Jr.	Director	March 17, 2008
/s/ MICHAEL A. CARUSI Michael A. Carusi	Director	March 17, 2008
/s/ MICHAEL L. EAGLE Michael L. Eagle	Director	March 17, 2008
/s/ ROBERT E. FLAHERTY Robert E. Flaherty	Director	March 17, 2008
/s/ EDWARD W. UNKART Edward W. Unkart	Director	March 17, 2008
/s/ ALLAN R. WILL Allan R. Will	Director	March 17, 2008

QuickLinks

XTENT, INC. FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART 1
  ITEM 1. BUSINESS
Patient Characteristics
Efficacy Results
Patients Characteristics
Efficacy Results
  ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Intellectual Property
Risks Related to Commercialization
Risks Related to Our Industry
Risks Related to Our Operations
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
XTENT, INC. (a development stage company) BALANCE SHEETS (in thousands, except per share amounts)
XTENT, INC. (a development stage company) STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
XTENT, INC. (a development stage company) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except per share amounts)
XTENT, INC. (a development stage company) STATEMENTS OF CASH FLOWS (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
REPORT OF COMPENSATION COMMITTEE
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES