Form 10-Q
period 2008-03-31
XTENT INC
filed 2008-05-13
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

As of April 30, 2008, there were 23,075,892 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$16,216	$13,366
Short-term investments	30,278	44,394
Prepaid expenses and other current assets	1,424	905
Total current assets	47,918	58,665

Property and equipment, net	3,582	3,601
Other non-current assets	149	149
Total assets	$51,649	$62,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$1,960
Accrued liabilities	2,547	2,124
Total current liabilities	4,587	4,084

Commitments and contingencies (note 6)

Stockholders’ Equity:
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2008 and December 31, 2007; 23,062 and 23,015 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	152,491	151,496
Deferred stock-based compensation	(266)	(364)
Accumulated other comprehensive income	131	36
Deficit accumulated during development stage	(105,317)	(92,860)
Total stockholders’ equity	47,062	58,331

Total liabilities and stockholders’ equity	$51,649	$62,415

(1)   The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

			Cumulative
			Period from
			June 13, 2002
			(Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating expenses:
Research and development (1)	$9,421	$6,223	$83,835
General and administrative (1)	3,442	2,461	26,985
Total operating expenses	12,863	8,684	110,820

Loss from operations	(12,863)	(8,684)	(110,820)

Interest and other income, net	406	749	5,503

Net loss	(12,457)	(7,935)	(105,317)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(13,095)

Net loss attributable to common stockholders	$(12,457)	$(7,935)	$(118,412)

Net loss per share attributable to common stockholders - basic and diluted	$(0.54)	$(0.55)

Weighted-average common shares outstanding - basic and diluted	22,923	14,482

(1) Includes the following stock-based compensation charges:
Research and development	$388	$388	$3,449
General and administrative	$650	$420	$3,804

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cumulative
			Period from
			June 13, 2002
			(Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(12,457)	$(7,935)	$(105,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	268	3,038
Amortization of securities discount	(192)	(93)	(1,897)
Gain on sale of investments	(26)	—	(6)
Loss on disposal of property and equipment	—	—	163
Stock-based compensation expense	1,038	808	7,253
Stock issued in exchange for services	—	—	231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(732)	(447)	(1,414)
Accrued interest receivable on securities	213	(229)	(159)
Accounts payable	80	944	1,925
Accrued liabilities	446	475	2,619
Net cash used in operating activities	(11,309)	(6,209)	(93,564)

Cash flows from investing activities:
Purchase of investments	(5,459)	(49,372)	(123,697)
Proceeds from maturities of investments	9,925	—	81,504
Proceeds from sale of investments	9,963	—	13,949
Purchase of property and equipment	(304)	(432)	(6,780)
Proceeds from sale of property and equipment	2	—	20
Net cash provided by (used in) investing activities	14,127	(49,804)	(35,004)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	75,592
Proceeds from initial public offering, net of offering costs	—	69,112	68,237
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	32	38	978
Net cash provided by financing activities	32	69,150	144,784

Net increase in cash and cash equivalents	2,850	13,137	16,216
Cash and cash equivalents at beginning of period	13,366	23,105	—

Cash and cash equivalents at end of period	$16,216	$36,242	$16,216

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(30)	$(9)	$(125)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$23	$26	$398
Deferred initial public offering costs	$—	$875	$875
Changes in net unrealized gains on investments	$95	$(29)	$131

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

The Company has incurred net operating losses each year since inception. At March 31, 2008, the Company had an accumulated deficit of $105.3 million. The Company has not achieved positive cash flows from operations in any year since inception. In February 2007 the Company completed its initial public offering raising net proceeds of $68.2 million. In order to continue its operations, the Company must achieve profitable operations, obtain additional debt financing or sell additional shares of its equity securities. The Company plans to sell additional equity or debt securities or obtain a credit facility during 2008. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could prevent the Company from completing clinical trials which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management is currently working toward its objective of realizing profitability by successfully obtaining regulatory approval of its products in the United States and Europe. The failure of the Company to obtain approval of its products by regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions. Cash equivalents consist primarily of liquid money market accounts, certificates of deposits and U.S. Treasury and agency securities.

Investments

Investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of investments is based on quoted market prices. As of March 31, 2008 all of the Company’s investments were short-term in nature.

Unrealized gains and losses are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until realized. Premiums (or discounts) on investments are amortized (or accreted) to interest and other income, net over the life of the investment. Realized gains and losses on investments sold are included in interest and other income, net in the Company’s statement of operations.

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in one of its marketable securities, it writes down these investments to the fair value and records the write-down within interest and other income, net in the Company’s statement of operations.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Financial instruments are comprised primarily of A1 and P1 or better-rated of money market funds, and U.S. Government and agency securities. The Company’s cash and cash equivalents are mainly deposited with one major financial institution, which at times exceeds the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company mitigates the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented and believes that it is not exposed to any significant risk on these balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company’s unrealized gains (losses) on available-for-sale securities represent the only component of other comprehensive loss that was excluded from the Company’s net loss and is reflected as a component of stockholders’ equity.

Total comprehensive loss during the three months ended March 31, 2008 and 2007 consisted of:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Net loss attributable to common stockholders	$(12,457)	$(7,935)
Unrealized gains (losses) on available-for-sale securities	95	(29)

Comprehensive loss	$(12,362)	$(7,964)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(12,457)	$(7,935)

Denominator:
Weighted-average common shares outstanding	23,049	14,854
Less: Weighted-average unvested common shares subject to repurchase	(126)	(372)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	22,923	14,482

Net loss per share attributable to common stockholders - basic and diluted	$(0.54)	$(0.55)

The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Options to purchase common stock	2,744	1,853
Common stock subject to repurchase	107	350
Shares issuable under Employee Stock Purchase Plan	52	9

Recent and Adopted Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 was effective for the Company in the year beginning January 1, 2008. The adoption of EITF No. 07-3 did not have a material impact on the Company’s financial position, operating results or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 was effective for the Company in the year beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial position, operating results or cash flows.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (“SFAS 141”) or SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, operating results or cash flows. The Company has not yet determined the impact on its financial statements from the adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities.

NOTE 3 - Investments

Short-term investments, which are classified as available-for-sale, had maturities of less than one year and consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2008	Cost	Gains	Losses	Value
	(in thousands)

US government and agency securities	$30,147	$131	$—	$30,278
Total	$30,147	$131	$—	$30,278

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value
	(in thousands)

Commercial paper	$4,685	$21	$—	$4,706
US government and agency securities	33,694	21	(9)	33,706
Corporate bonds	5,979	3	—	5,982
Total	$44,358	$45	$(9)	$44,394

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

•                  Level 1:       Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2:       Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                  Level 3:       Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value hierarchy of the Company’s marketable securities at fair value in connection with the adoption of SFAS No. 157 consisted of the following as of March 31, 2008:

		Significant Other
	Balance as of	Observable Inputs
	March 31, 2008	(Level 2)
	(in thousands)

US government and agency securities	$30,278	$30,278
Total	$30,278	$30,278

NOTE 4 - Common Stock

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

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of March 31, 2008 and December 31, 2007, there were approximately 107,000 and 164,000 shares of common stock, respectively, subject to repurchase, and a related liability of $43,000 and $66,000, respectively.

NOTE 5 - Stock Option Plans

Stock-based compensation and valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2008	2007

Stock Options:
Expected volatility	60%	54%
Risk free rate	2.45 - 3.18%	4.66 - 4.82%
Dividend yield	0%	0%
Expected term (in years)	4.65	4.65

ESPP:
Expected volatility	42%	50%
Risk free rate	3.56%	5.13%
Dividend yield	0%	0%
Expected term (in years)	0.49	0.79

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

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three months ended March 31, 2008 and 2007 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

The risk-free interest rate assumption at the date of grant is based on the interest rate on U.S Treasury instruments whose term was consistent with the expected term of the Company’s stock options and ESPP.

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

Stock option activity for the three months ended March 31, 2008 was as follows:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balance as of December 31, 2007	67	2,167	$5.12

Additional shares reserved	921	—	—
Options granted	(659)	659	8.06
Options exercised	—	(47)	0.68
Options canceled	35	(35)	6.48

Balance as of March 31, 2008	364	2,744	$5.88

Non-Employee Stock-based Compensation

No shares of common stock were granted to non-employees during the three months ended March 31, 2008 and the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, the Company granted 51,000 and 39,750 shares, respectively, of common stock at exercise prices ranging from $0.40 to $11.20 per share in exchange for services from consultants. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black—Scholes options pricing model using the following assumptions:

	Three Months Ended March 31,
	2008	2007

Expected volatility	56%	57%
Risk free rate	2.71 to 3.34%	4.60 to 4.77%
Dividend yield	0%	0%
Contractual remaining term (in years)	6 to 9	7 to 10

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $0.8 million for the period from June 13, 2002 (inception) to March 31, 2008. For the three months ended March 31, 2008 and March 31, 2007, the Company recorded stock-based compensation charges of approximately $5,000 and $67,000, respectively, in connection with the grant of stock options to non-employees.

NOTE 6 - Commitments and Contingencies

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

As of March 31, 2008, future minimum lease payments under non-cancelable operating leases are as follows:

		Remainder of
	Total	2008	2009	2010	2011	2012
	(in thousands)

Minimum lease commitments	$2,017	$330	$477	$491	$506	$213

Royalty and Milestone Obligations

The Company has entered into royalty agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company’s products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales.  As of December 31, 2007 and March 31, 2008, future minimum royalty payments for these suppliers were approximately $2.1 and $2.0 million, respectively. During the three months ended March 31, 2008, the Company made a minimum royalty payment of $20,000.

License Agreements

In July 2006, the Company entered into a license agreement with Millimed, Inc. for certain intellectual property related to the Company’s business. In consideration for this license, the Company made an initial payment of $350,000 in cash and issued 15,000 shares of common stock during the year ended December 31, 2006. The Company also has contingent milestone payments that are payable to another licensor. No milestone payments were made on these license agreements during the year ended December 31, 2007 and the three months ended March 31, 2008. For both license agreements, there could be an additional $220,000 in milestone payments if all milestones are achieved.

Purchase Commitments

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company’s products. The terms of the agreement requires minimum purchases over two years at contractual prices set in Euros. As of March 31, 2008, outstanding purchase order commitments for stents were $0.6 million based on the exchange rate on March 31, 2008. Based upon the supply agreement, any further annual purchase commitments have been delayed until the Company receives approval from the FDA to begin clinical trials in the United States.

In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug and polymer components under purchase commitments which totaled approximately $767,000 as of March 31, 2008. In addition, the Company will also pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

On October 17, 2007, the Company entered into a Contract Research Organization Agreement with Bailer Research, Inc., under which Bailer will provide certain monitoring services with respect to the Company’s United States clinical trial which is expected to begin in 2008 when approval is received from the FDA to begin the clinical trial. The commitment under this contract is estimated to be between $11 to $13 million over a period of 79 months. Payments will be made in installments based on trial related milestones.

Contingencies

The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Indemnifications

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

In accordance with the Company’s amended and restated certificate of incorporation and bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. The Company also has entered into indemnification agreements with its directors and officers, pursuant to which it has indemnification obligations to them. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover a portion of any amounts paid for future claims.

NOTE 7 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN  No. 48”).  As of March 31, 2008, the Company has no unrecognized tax benefit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at March 31, 2008.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements and the related notes included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2007 and in our other filings with the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

BUSINESS OVERVIEW

We are a development stage medical device company focused on developing and commercializing our proprietary Custom NX drug eluting stent, or DES, systems to treat coronary artery disease, or CAD. Since inception we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. We have focused our development efforts on creating our Custom NX DES Systems, which allow a physician to deploy single or multiple stents of customizable length with a single device. We have not yet received any government regulatory approvals necessary to commercialize any of our products.

We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2007, the two year clinical data from our CUSTOM I clinical trial and the one year clinical data from our CUSTOM II clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. In August 2007, we completed enrollment of our CUSTOM III clinical trial which is designed to further evaluate the safety and efficacy of in–situ customization with our stents, particularly in patients with long lesions and multiple lesions. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and supports further development of our in–situ customization approach. We will need CE Mark in the European Union in order to commercialize our products in the European Union and certain other countries that recognize CE Mark. In December 2007, we submitted our application for CE Mark to our European Notified Body using the data from our CUSTOM I, II and III clinical trials. In March 2008, our Notified Body informed us that we will receive a response to our CE Mark application in May 2008. We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. To initiate our CUSTOM IV trial in the United States, we must first obtain clearance of an investigational device exemption, or IDE, from the FDA. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application.  Since then, we have been engaged in ongoing collaborative discussions with the FDA, and as a result we believe we will be able to address the FDA’s questions within a timeframe to permit us to commence our CUSTOM IV clinical trial in the United States by the end of 2008.

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

To date, we have not generated any revenue from our development activities and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our inception in June 2002. Through March 31, 2008, we had an accumulated deficit of $105.3 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since inception we have financed our operations primarily through the sale of our equity securities. On February 1, 2007 we completed the initial public offering of our common stock which raised net proceeds of $68.2 million. We plan to raise additional capital in 2008 through the sale of equity or debt securities or by obtaining a credit facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base the discussion and analysis of our financial condition, results of operations and liquidity and capital resources upon our unaudited condensed financial statements, which we prepare in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results could differ materially from these estimates under different assumptions or conditions.

With the exception of our adoption of SFAS 157, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2008 as compared to the critical accounting estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

FINANCIAL OPERATIONS

Revenue

To date, we have not generated any revenue from the sale of our stent systems. We do not expect to generate revenue until the second half of 2008 at the earliest, subject to obtaining CE Mark.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. We expect our research and development expenditures to increase as we continue to devote significant resources to developing our products, in particular, completing the clinical trials necessary to support regulatory approval. From our inception through March 31, 2008, we incurred $83.8 million in research and development expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through March 31, 2008, we incurred $27.0 million in general and administrative expenses.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue

We did not generate any revenue during the three months ended March 31, 2008 or 2007.

Research and Development

	Three Months Ended March 31,		Dollar
	2008	2007	Change
	(in thousands)

Research and development expenses	$9,421	$6,223	$3,198

The $3.2 million increase in research and development expenses for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily attributable to:

•                  An increase of $1.3 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems;

•                  An increase of $1.3 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments;

•                  An increase of $0.2 million in expenses related to the support of our clinical research studies; and

•                  An increase of $0.4 million in rent, depreciation on equipment and facilities costs as we expanded our manufacturing capacity.

We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative

	Three Months Ended March 31,		Dollar
	2008	2007	Change
	(in thousands)

General and administrative expenses	$3,442	$2,461	$981

The $1.0 million increase in general and administrative expenses for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily attributable to:

•                  An increase of $0.3 million in personnel costs related to the hiring of additional employees in our finance and administration and marketing departments;

•                  An increase of $0.2 million in employee stock-based compensation expense;

•                  An increase of $0.2 million in consulting, legal and professional services;

•                  An increase of $0.1 million due to spending for trade shows, travel and marketing materials;

•                  An increase of $0.1 million in insurance and other administrative expenses;

•                  An increase of $0.1 million in rent, depreciation on equipment and facilities costs as we expand our manufacturing capacity;

We expect our general and administrative expenses to increase significantly due to the costs associated with the commercialization of our products.

Interest and Other Income, Net

	Three Months Ended March 31,		Dollar
	2008	2007	Change
	(in thousands)

Interest and other income	$406	$749	$(343)

The $0.3 million decrease in interest and other income, net, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of March 31, 2008 and December 31, 2007 are summarized as follows:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)

Cash and cash equivalents	$16,216	$13,366
Short-term investments	30,278	44,394

Total cash and cash equivalents and short-term investments	$46,494	$57,760

Sources of Liquidity

We are in the development stage and have incurred losses since our inception in June 2002. As of March 31, 2008, we had an accumulated deficit of $105.3 million. Prior to our Initial Public Offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our Initial Public Offering, raising $68.2 million in net proceeds. We plan to sell additional equity or debt securities or obtain a credit facility during 2008.  The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals.  These activities, together with increases in selling, general and administrative expenses, as we prepare for a commercial launch of our products in Europe, are expected to result in substantial operating losses for the next several years.

As of March 31, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $43.3 million, and our primary source of liquidity was $46.5 million in cash and cash equivalents and short-term investments.

Cash Flows

Our operating, investing and financing activities for the three months ended March 31, 2008 and March 31, 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net cash used in operating activities	$(11,309)	$(6,209)
Net cash provided by (used in) investing activities	14,127	(49,804)
Net cash provided by financing activities	32	69,150

Net increase in cash and cash equivalents	$2,850	$13,137

Operating Activities

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2008, compared to $6.2 million for the three months ended March 31, 2007. The net cash used in operating activities for the three months ended March 31, 2008 and 2007 primarily reflects expenses related to product development and clinical trials.  These expenses were partially offset by depreciation and amortization, amortization of securities discount, gain on sale of investments, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $14.1 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $49.8 million for the three months ended March 31, 2007. Net cash provided by investing activities for the three months ended March 31, 2008 was attributable to the proceeds from the sales of investments of $10.0 million and the proceeds from the maturities of investments of $9.9 million, which were partially offset by the purchase of short-term investments of $5.5 million and the purchase of property and equipment of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2007 was primarily attributable to the purchase of short-term investments of $49.4 million and the purchase of property and equipment of $0.4 million. The net cash used to purchase investments during the three months ended March 31, 2007 was derived from the cash raised by our Initial Public Offering in February 2007.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $32,000, compared to $69.2 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 31, 2008 was attributable to the proceeds from the exercise of stock options by employees. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily attributable to our Initial Public Offering in February 2007.

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

We believe our cash and cash equivalents and short-term investments and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through January 31, 2009. We plan to sell additional equity or debt securities or obtain a credit facility during 2008. Any such required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business.

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

Contractual Obligations

Our principal commitments as of March 31, 2008 consist of obligations under operating leases and purchase obligations that we enter into through the normal course of business. See Note 6 of our Notes to Condensed Financial Statements for more detailed information.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent and Adopted Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 was effective for us in the year beginning January 1, 2008. The adoption of EITF No. 07-3 did not have a material impact on our financial position, operating results or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 was effective for us in the year beginning January 1, 2008 and will be applied prospectively. The adoption of SFAS 159 did not have a material impact on our financial position, operating results or cash flows.

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (“SFAS 141”) or SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157 did not have a material impact on our financial position, operating results or cash flows. We have not yet determined the impact on our financial statements from the adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government and agency securities. Our cash and cash equivalents as of March 31, 2008 consist primarily of liquid money market funds, certificates of deposits, U.S. government and agency securities. Our short-term investments as of March 31, 2008 consist primarily of U.S. government securities. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

Exchange rate risk

Under our Supply Agreement with Fortimedix B.V., we have market risk exposure to adverse changes in foreign exchange rates. The cost of the stents we purchase from Fortimedix requires payment in euros. Fluctuations in the euro to U.S. dollar exchange rate therefore impacts the cost of our product. To date, we have not experienced any significant negative foreign exchange transaction losses. We expect higher product costs if there is a decline in the exchange rate between the U.S. dollar and the euro. Based upon the supply agreement, any further annual purchase commitments have been delayed until we receive approval from the FDA to begin clinical trials in the United States. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

If we expand our overseas operations, our operating results may become subject to more significant fluctuations based on changes in exchange rates of foreign currencies in relation to the U.S. dollar. We will periodically analyze our exposure to currency fluctuations and may adjust our policies to address any future potential exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are a development stage company with a history of losses, and we expect to incur net losses for the foreseeable future.

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2007, 2006, and 2005, we had net losses of $38.8 million, $25.0 million and $14.0 million, respectively. As of March 31, 2008, we had an accumulated deficit of $105.3 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development and clinical studies related to our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received a CE Mark or approval from the U.S. Food and Drug Administration (“FDA”) or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

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

•                  defend, in litigation or otherwise, any claims that we infringe third- party patent or other intellectual property rights;

•                  commercialize our products, if any such products receive regulatory approval for commercial sale; and

•                  acquire or in-license companies, products or intellectual property.

We believe our existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next 9 months. However, our future funding requirements will depend on many factors, including:

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

We are wholly dependent on a third party for the development of the drug coating placed on our drug eluting stents and any delay or failure by such third party to successfully develop the drug coating or to submit acceptable Drug Master Files, or MAFs, to regulatory authorities could delay our clinical trials or prevent or delay commercialization of our Custom NX DES Systems.

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

To date, Biosensors has made only limited public disclosures regarding filings it has made with the FDA in connection with the Drug Master File, or MAF, for its BioMatrix drug eluting stent. In order to obtain CE Mark and IDE approval for our Custom NX DES Systems, we require Biosensors, acting on our behalf, to submit MAFs related to our drug coating to our Notified Body and the FDA. Although Biosensors received CE Mark for its Biomatrix stent, there can be no guarantee that any MAF that Biosensors submits to a regulatory authority on our behalf will be acceptable.

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

In order to obtain IDE approval from the FDA allowing us to initiate our CUSTOM IV clinical trial in the United States and in order to obtain the PMA allowing us to commercialize our Custom NX DES Systems in the United States, we need Biosensors to submit acceptable MAFs related to our drug coating to the FDA on our behalf. Any delays Biosensors experiences or problems it has in developing these acceptable MAFs or responding to questions the FDA may have concerning the MAFs may substantially delay our currently planned clinical trials and the development of our products and we may be required to restart clinical programs with an alternative drug coating.

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

On September 14, 2006, the FDA issued a Statement on Coronary Drug-Eluting Stents, which discusses recent clinical data presented at the March 2006 American College of Cardiology Scientific Sessions in Atlanta, Georgia and at the September 2006 European Society of Cardiology Annual Meeting/World Congress of Cardiology Meeting in Barcelona, Spain. This data suggested a small but significant increase in the rate of death and myocardial infarction, or heart attack, potentially due to late-stent thrombosis, in patients treated with drug eluting stents at 18 months to three years after stent implantation. The FDA stated that, while these studies have raised important questions regarding the safety and efficacy of drug eluting stents, it is not possible to fully characterize the mechanisms, risks and incidence rates of late-stent thrombosis following implantation of drug eluting stents based on currently available data. The FDA has not issued any new position to date regarding the safety of drug eluting stents. In March 2008, the FDA published draft guidance regarding non-clinical and clinical studies for drug eluting stents.  The draft guidance includes recommendations regarding the following areas:

•                  Engineering testing,

•                  Biocompatibility testing,

•                  Animal studies,

•                  Chemistry and manufacturing controls,

•                  Clinical pharmacology and drug release,

•                  Drug pharmacology, toxicology and safety data,

•                  Clinical studies, and

•                  Post approval studies.

In April 2008, the FDA also conducted a public workshop on the draft guidance documents and provided clarification on the above matters. Although the draft guidelines are currently considered non-binding recommendations, they have been published for public comment and it is expected that the FDA will conduct any application review for new drug eluting stent catheter systems following the general principles highlighted in the guidance.

If Biosensors fails to supply us with sufficient quantities of our drug coating, development and commercialization of our Custom NX DES Systems may be prevented or delayed as a result.

We obtain our entire supply of the drug coating for our stents from Biosensors and we are unaware of any alternative source for this drug coating. Under the amended and restated license agreement which we entered into with Biosensors in December 2007, we have the right to purchase the components of the drug coating, which are the drug and the PLA, from Biosensors in order to perform the coating formulation ourselves. Even though we have this right, we still obtain the formulated drug coating from Biosensors and we will continue to do so until we complete the work necessary in order to perform our own formulation. We do not have the right to use alternate suppliers for this drug coating that we obtain from Biosensors, or the components of the drug coating which we plan to purchase from them in the future. In addition, there is no other source for the drug coating or components and we are contractually restricted from obtaining Biolimus A9 from any other source and we have not in-licensed an alternative drug for use in the event we are unable to obtain a sufficient supply of Biolimus A9. Currently, Biosensors relies on a sole-source, Nippon Kayaku, a third- party Japanese pharmaceutical company, to manufacture and supply them with Biolimus A9, which Biosensors mixes with the PLA. We have no relationship with, control over, or contact with this pharmaceutical company and cannot contract directly with it to obtain Biolimus A9 if we are unable to obtain Biolimus A9 from Biosensors. In addition, the pharmaceutical company is subject to significant legal and regulatory requirements with regard to the production of Biolimus A9, including onerous current Good Manufacturing Practices regulations (“GMP”), which are strictly enforced by the FDA, and the Ministry of Health, Labor, and Welfare in Japan and any failure on the part of the pharmaceutical company to comply with these requirements may interrupt Biosensors’ supply of Biolimus A9 and ultimately, our supply of the drug coating. Biosensors has also entered into, and may continue to enter into, agreements to supply the drug coating to other licensees. Our clinical trials and the development and commercialization of our Custom NX DES Systems could be prevented or delayed if:

•                  the supplier of our drug coating is unable or refuses to meet our demand;

•                  our license agreement with Biosensors terminates for any reason, including insolvency or our failure to obtain CE Mark or commercialize within one year of the date upon which the MAF that Biosensors submits in connection with our CE Mark application is approved by the MEB; or

•                  the supplier of our drug coating does not meet regulatory quality requirements and other specifications, certain regulatory approvals need to be obtained.

To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, we anticipate that we will require substantially larger quantities of the drug coating or the components of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating or components and such supply may not meet our quality requirements or other specifications. For example, we have, in the past, experienced interruptions in the supply of adequate quantities of acceptable drug coating. In addition, Biosensors recently informed us that by June 30, 2008, it plans to close its Newport Beach, California facility where it currently formulates the drug coating that it supplies to us.  In order to use drug coating formulation prepared at another Biosensors facility, or at our own facility, for the manufacture of devices intended for clinical use, certain regulatory approvals need to be obtained.  If such regulatory approvals are not acquired promptly following the closure of the Newport Beach facility, we may experience an interruption in the supply of drug coating suitable for use in clinical trials.  In the event we do not receive adequate supplies of acceptable drug coating or components, we will likely be unable to locate an alternative supplier, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or components, or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

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

If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher® stent, the Taxus® Express2™ stent and the Endeavor® stent, the three drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. In March 2008, the FDA published draft guidance regarding non-clinical and clinical studies for drug eluting stents See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.” We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

Additionally, other efficacy factors may influence a physician’s decision over what stents to deploy. Our Custom NX DES Systems’ stent segments may separate excessively at the time of deployment in the artery or over time. Any such separation may lead to restenosis occurring between the segments or other adverse events. If the results obtained from our clinical trials indicate that our products are not as safe or effective as other treatment options or as current short-term data would suggest, our products may not be approved, adoption of our products may suffer and our business would be harmed.

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA’s approval of our IDE application. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application.  Since then, we have been engaged in ongoing collaborative discussions with the FDA, and as a result we believe we will be able to address the FDA’s questions within a timeframe to permit us to commence our CUSTOM IV clinical trial in the United States by the end of 2008.

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

Clinical trials necessary to support a PMA application for our Custom NX DES Systems will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. The clinical trials supporting the PMA applications for the Cypher stent, the Taxus Express2 stent and the Endeavor stent, which are approved by the FDA and currently marketed, involved patient populations of approximately 1,000, 1,300 and 1,100 respectively. We expect that we will provide the FDA with data on approximately 2,500 patients with 12-month follow-up to support our PMA application. The FDA may require us to submit data on a greater number of patients or a longer follow-up period. For example, at an FDA workshop held in April 2008, the FDA recommended 18 month follow-up on at least 50% of patients. Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

Physicians may not widely adopt our Custom NX DES Systems unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our Custom NX DES System provides a safe and effective alternative to other existing treatments for coronary artery disease, and meets other physician expectations.

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

We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that our Custom NX DES Systems are an attractive alternative to other drug eluting stent procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other drug eluting or bare metal stents that have received regulatory approval and that are available on the market, our ability to successfully market our Custom NX DES Systems will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our Custom NX DES Systems will vary. Clinical trials conducted with our Custom NX DES Systems have involved procedures performed by physicians who are technically proficient and are high-volume users of drug eluting stents. Consequently, both short- and long-term results reported in these clinical trials may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of our products. In addition to safety and efficacy, we believe that product characteristics such as ease of use and consistency of performance are also important. If we are not able to meet physician expectations with respect to these characteristics, market acceptance and adoption of our products may be impacted. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our Custom NX DES Systems will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

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

Cordis, a subsidiary of Johnson & Johnson, is the owner of a number of patents and patent applications directed to the use and delivery of rapamycin or its analogs mixed in a polymer coating on a drug eluting stent for the treatment of restenosis. These include, without limitation, the “Wright” family of patents and the “Falotico” family of patents.  Wyeth owns, and has licensed to Cordis, the “Morris” family of patents which are directed to the use of rapamycin for the treatment of restenosis, including the delivery of rapamycin from a stent impregnated with the drug.

Boston Scientific holds rights to the “Grainger” family of patents directed to methods of inhibiting smooth muscle cell proliferation, or growth, using certain compounds and to the “Kunz” family of patents directed to methods for maintaining vessel luminal area with a stent that includes a cytostatic, or cell division inhibiting, agent.

Various patents owned by third parties are directed to stent structures and materials. These patents include a group of “Lau” patents that were owned by Guidant Corporation, a newly acquired subsidiary of Boston Scientific whose stent technology has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The “Boneau” family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements. The “Fariabi” family of patents, formerly owned by Guidant, are directed to stents comprising cobalt- chromium alloys. The “Israel” and “Pinchasik” families of patents, owned by Medinol, are directed to stents with meandering strut patterns. A patent owned by Wall is directed to a radially collapsible mesh sleeve.

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of March 31, 2008 we had seven issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

•                  established relations with healthcare professionals, customers and third- party payors;

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

For example, Johnson & Johnson, Boston Scientific and Medtronic, three companies with far greater financial and marketing resources than we possess, have each developed, and are actively marketing, drug eluting stents that have been approved by the FDA. We may be unable to demonstrate that our Custom NX DES Systems offer any advantages over Johnson & Johnson’s Cypher stent, Boston Scientific’s Taxus Express2 stent, or Medtronic’s Endeavor stent. Other large companies, including Medtronic and Abbott Laboratories, are developing and commercializing drug eluting stents. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2009 if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services (“CDHS”). In addition, we expect that our facility will be audited for purposes of International Standardisation Organization (“ISO”) compliance in 2008. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2009, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

If the cost of our drug coating or other components of our stent systems increase significantly, our business and our results of operations may be harmed.

Under the terms of our license agreement with Biosensors, the price we pay for our drug coating or the components thereof once we begin performing the formulation of the coating ourselves, may increase as Biosensors’ cost of manufacturing and supplying the drug coating or components increases. We have experienced one price increase in the past and we may experience additional increases in the future. If we experience significant increases in the cost of our drug coating or other key components of our stent systems, our business and our results of operations may be harmed.

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

Our failure to receive adequate reimbursement or pricing approvals in the United States or internationally would negatively impact market acceptance of our products in the markets in which those approvals are sought. The efficacy, safety, performance and cost-effectiveness of our products under development and of any competing products are some of the factors that will determine the availability of coverage and level of reimbursement. In the United States, a preliminary threshold for coverage and payment of medical devices and drugs generally includes approvals or clearances from the FDA. In addition, there is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. Third-party payors continually attempt to contain or reduce healthcare costs by challenging the prices charged for healthcare products and services, resulting in a downward pressure of reimbursement rates generally. Under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including approximately 10% to 14% reductions for those procedures using drug eluting stents. The reductions are to be transitioned over the three year period that began in fiscal year 2007. The Centers for Medicare and Medicaid Services (“CMS”), responsible for administering the Medicare program, also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of the patient’s condition in the hospital inpatient prospective payment system for fiscal year 2008. If coverage and reimbursement for our products is unavailable, insufficient or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues, if any, would be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. In addition, in our annual report on Form 10-K for the year ending December 31, 2008, the independent registered public accounting firm auditing our financial statements must attest to the effectiveness of our internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines beginning with our Form 10-K for the period ending December 31, 2008. Our independent registered public accounting firm will test our internal control over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement.

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

As of March 31, 2008, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 67.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2007, we sold 4.7 million shares at $16.00 per share in the initial public offering of our common stock. Net cash proceeds from the offering were $68.2 million, after deducting approximately $7.0 million of underwriting discounts and commissions and other offering costs. We registered the Initial Public Offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-136371), which was declared effective on January 31, 2007. Of the $68.2 million in net proceeds, through March 31, 2008, we have spent approximately $55.2 million including: $3.9 million for sales and marketing initiatives, $38.8 million for research and development activities, $10.2 million for operating and general corporate purposes and $2.3 million for property and equipment in order to expand our manufacturing capability to conduct our CUSTOM III, IV and V clinical trials and prepare for commercialization outside the United States.

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

10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
10.12(4) †	Amended and Restated License Agreement dated December 3, 2007 by and between Registrant, Biosensors International Group, Ltd. and Biosensors Europe S.A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136371), which was declared effective on January 31, 2007.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 14, 2007.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 13, 2007.

(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 17, 2008.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTENT, Inc.

Date: May 13, 2008	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2008	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)