Form 10-Q
period 2008-06-30
XTENT INC
filed 2008-08-12
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 5, 2008, there were 23,244,674 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,660	$13,366
Short-term investments	22,767	44,394
Prepaid expenses and other current assets	1,090	905
Total current assets	35,517	58,665

Property and equipment, net	3,811	3,601
Other non-current assets	179	149
Total assets	$39,507	$62,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,981	$1,960
Accrued liabilities	2,181	2,124
Total current liabilities	4,162	4,084

Commitments and contingencies (note 6)

Stockholders’ Equity:
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2008 and December 31, 2007; 23,148 and 23,015 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	153,699	151,496
Deferred stock-based compensation	(195)	(364)
Accumulated other comprehensive income	21	36
Deficit accumulated during development stage	(118,203)	(92,860)
Total stockholders’ equity	35,345	58,331

Total liabilities and stockholders’ equity	$39,507	$62,415

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

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

					Cumulative
					Period from
					June 13, 2002
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating expenses:
Research and development (1)	$9,818	$7,704	$19,239	$13,927	$93,653
General and administrative (1)	3,331	2,801	6,773	5,262	30,316
Total operating expenses	13,149	10,505	26,012	19,189	123,969

Loss from operations	(13,149)	(10,505)	(26,012)	(19,189)	(123,969)

Interest and other income, net	263	1,049	669	1,798	5,766

Net loss	(12,886)	(9,456)	(25,343)	(17,391)	(118,203)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(13,095)

Net loss attributable to common stockholders	$(12,886)	$(9,456)	$(25,343)	$(17,391)	$(131,298)

Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.42)	$(1.10)	$(0.93)

Weighted-average common shares outstanding - basic and diluted	23,033	22,551	22,978	18,649

(1)          Includes the following stock-based compensation charges:

Research and development	$393	$348	$781	$736	$3,842
General and administrative	$695	$413	$1,345	$832	$4,499

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cummulative
			Period from
			June 13, 2002
			(Date of
			Inception) to
	Six Months Ended June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(25,343)	$(17,391)	$(118,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	544	3,367
Amortization of securities discount	(268)	(735)	(1,973)
Gain (loss) on sale of investments	(26)	—	(6)
Loss on disposal of property and equipment	—	—	163
Stock-based compensation expense	2,126	1,568	8,341
Stock issued in exchange for services	—	—	231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(323)	(236)	(1,005)
Accrued interest receivable on securities	138	(137)	(234)
Accounts payable	21	537	1,866
Accrued liabilities	99	708	2,272
Net cash used in operating activities	(22,926)	(15,142)	(105,181)

Cash flows from investing activities:
Purchase of investments	(11,901)	(73,194)	(130,139)
Proceeds from maturities of investments	23,845	16,500	95,424
Proceeds from sale of investments	9,963	—	13,949
Restricted cash	(30)	—	(30)
Purchase of property and equipment	(862)	(993)	(7,338)
Proceeds from sale of property and equipment	2	—	20
Net cash provided by (used in) investing activities	21,017	(57,687)	(28,114)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	75,592
Proceeds from initial public offering, net of offering costs	—	69,112	68,237
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	203	41	1,149
Net cash provided by financing activities	203	69,153	144,955

Net increase (decrease) in cash and cash equivalents	(1,706)	(3,676)	11,660
Cash and cash equivalents at beginning of period	13,366	23,105	—

Cash and cash equivalents at end of period	$11,660	$19,429	$11,660

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(37)	$(13)	$(132)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$42	$52	$417
Deferred initial public offering costs	$—	$875	$875
Changes in net unrealized gains on investments	$(15)	$(30)	$21

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

The Company has incurred net operating losses each year since inception. At June 30, 2008, the Company had an accumulated deficit of $118.2 million. The Company has not achieved positive cash flows from operations in any year since inception. In February 2007, the Company completed its initial public offering raising net proceeds of $68.2 million. In order to continue its operations, the Company must achieve profitable operations, obtain additional debt financing or sell additional shares of its equity securities. The Company plans to sell additional equity or debt securities or obtain a credit facility during 2008. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could require the Company to reduce the scope of, delay, or eliminate some or all of the planned clinical trials, research, development and commercialization activities, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management is currently working toward its objective of realizing profitability by obtaining regulatory approval of its products in the United States and Europe. The failure of the Company to obtain approval of its products from regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions. Cash equivalents consist primarily of liquid money market funds and U.S. Treasury and agency securities.

Investments

Investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of investments is based on quoted market prices. As of June 30, 2008 all of the Company’s investments were short-term in nature.

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

Restricted Cash

The Company has restricted cash in the amount of $30,000 related to a certificate of deposit held as security against credit cards used by employees in the purchasing department.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Financial instruments are comprised primarily of money market funds and U.S. Government and agency securities rated A1 and P1 or better. The Company’s cash and cash equivalents are mainly deposited with one major financial institution, which at times exceeds the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company mitigates the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented and believes that it is not exposed to any significant risk on these balances.

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

Total comprehensive loss during the three and six months ended June 30, 2008 and 2007 consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Net loss attributable to common stockholders	$(12,886)	$(9,456)	$(25,343)	$(17,391)
Change in unrealized losses on available-for-sale securities	(110)	(1)	(15)	(30)

Comprehensive loss	$(12,996)	$(9,457)	$(25,358)	$(17,421)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(12,886)	$(9,456)	$(25,343)	$(17,391)

Denominator:
Weighted-average common shares outstanding	23,107	22,865	23,078	18,989
Less: Weighted-average unvested common shares subject to repurchase	(74)	(314)	(100)	(340)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	23,033	22,551	22,978	18,649

Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.42)	$(1.10)	$(0.93)

The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Periods Ended
	June 30,
	2008	2007
	(in thousands)

Options to purchase common stock	2,860	1,957
Common stock subject to repurchase	59	286
Shares issuable under Employee Stock Purchase Plan	37	27

Recent and Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on the Company’s financial position, operating results or cash flows.

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (“SFAS 141”) or SFAS No. 141 (revised 2007) Business Combinations, (“SFAS 141(R)”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, operating results or cash flows. The Company has not yet determined the impact on its financial statements from the adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities.

NOTE 3 - Investments

Short-term investments, which are classified as available-for-sale, had maturities of less than one year and consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2008	Cost	Gains	Losses	Value
	(in thousands)

US government and agency securities	$22,746	$23	$(2)	$22,767
Total	$22,746	$23	$(2)	$22,767

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value
	(in thousands)

Commercial paper	$4,685	$21	$—	$4,706
US government and agency securities	33,694	21	(9)	33,706
Corporate bonds	5,979	3	—	5,982
Total	$44,358	$45	$(9)	$44,394

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities. This standard defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

The fair value hierarchy of the Company’s marketable securities at fair value in connection with the adoption of SFAS No. 157 consisted of the following as of June 30, 2008:

		Significant Other	Significant Other
	Balance as of	Observable Inputs	Observable Inputs
	June 30, 2008	(Level 1)	(Level 2)
	(in thousands)

Money market funds (1)	$10,691	$10,691	$—
US government and agency securities	22,767	—	22,767
Total	$33,458	$10,691	$22,767

(1)          Money market funds are classified as part of cash equivalents on the condensed balance sheet

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

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of June 30, 2008 and December 31, 2007, there were approximately 59,000 and 164,000 shares of common stock, respectively, subject to repurchase, and a related liability of $24,000 and $66,000, respectively.

NOTE 5 - Stock Option Plans

Stock-based compensation and valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock Options:
Expected volatility	61%	54%	60%	54%
Risk free rate	2.63% - 3.57%	4.55% - 5.05%	2.45% - 3.57%	4.55% - 5.05%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	4.65	4.65	4.65	4.65

ESPP:
Expected volatility	100%	42%	42% - 100%	42% - 50%
Risk free rate	1.90%	4.90%	1.90% - 3.56%	4.90% - 5.13%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5	0.5	0.5	0.50 to 0.79

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. ESPP terms are for the purchase periods starting February 1, 2007 (Initial Public Offering) and May 15, 2007, both of which ended on November 15, 2007, the purchase period that began on November 15, 2007 and ended on May 15, 2008, and the purchase period that began on May 15, 2008 and will end on November 15, 2008.

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three and six months ended June 30, 2008 and 2007 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

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

Stock option activity for the six months ended June 30, 2008 was as follows:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balance as of December 31, 2007	67	2,167	$5.12

Additional shares reserved	1,821	—	—
Options granted	(876)	876	6.81
Options exercised	—	(90)	0.79
Options canceled	93	(93)	6.75

Balance as of June 30, 2008	1,105	2,860	$5.72

Non-Employee Stock-based Compensation

No shares of common stock were granted to non-employees during the six months ended June 30, 2008 or the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, the Company granted 51,000 and 39,750 shares, respectively, of common stock at exercise prices ranging from $0.40 to $11.20 per share in exchange for services from consultants. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black—Scholes options pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Expected volatility	59%	57%	56% - 59%	57%
Risk free rate	3.34% to 4.25%	5.00%	2.71% to 4.25%	4.60% to 4.77%
Dividend yield	0%	0%	0%	0%
Contractual remaining term (in years)	6 to 9	7 to 10	6 to 9	7 to 10

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $0.8 million for the period from June 13, 2002 (inception) to June 30, 2008. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation charges for non-employees of approximately $8,000 and $120,000, respectively.

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

As of June 30, 2008, future minimum lease payments under non-cancelable operating leases are as follows:

		Remainder of
	Total	2008	2009	2010	2011	2012
	(in thousands)

Minimum lease commitments	$1,928	$234	$479	$493	$508	$214

Royalty and Milestone Obligations

The Company has entered into royalty agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company’s products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales.  As of December 31, 2007 and June 30, 2008, future minimum royalty payments for these suppliers were approximately $2.1 and $2.0 million, respectively. During the year ended December 31, 2007 and six months ended June 30, 2008, the Company made minimum royalty payments of $40,000 for each of the periods.

License Agreements

In July 2006, the Company entered into a license agreement with Millimed, A/S for certain intellectual property related to the Company’s business. In consideration for this license, the Company made an initial payment of $350,000 in cash and issued 15,000 shares of common stock during the year ended December 31, 2006.  In addition, the license agreement provided for an additional payment of $200,000 upon the achievement of certain milestones. The Company also has contingent milestone payments of $20,000 that are payable to another licensor upon achievement of milestones.  No milestone payments were made on these license agreements during the year ended December 31, 2007 and the six months ended June 30, 2008.  See Note 8 - Subsequent Events.

Purchase Commitments

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company’s products. The terms of the agreement require minimum purchases over two years at contractual prices set in Euros. As of June 30, 2008, outstanding purchase order commitments for stents were approximately $377,000 based on the exchange rate on June 30, 2008. Under the terms of the supply agreement, any further annual purchase commitments have been delayed until the Company receives approval from the FDA to begin clinical trials in the United States.

In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug coating used on its stents under purchase commitments which totaled approximately $426,000 as of June 30, 2008. In addition, the Company will also pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

On October 17, 2007, the Company entered into a Contract Research Organization Agreement with Bailer Research, Inc., under which Bailer will provide certain monitoring services with respect to the Company’s United States clinical trial when approval is received from the FDA to begin the clinical trial. The commitment under this contract is estimated to be between $11 to $13 million over a period of 79 months. Payments will be made in installments based on trial related milestones.

On January 28, 2008, the Company entered into a contract with Cardiovascular Research Foundation (“CRF”) under which CRF will perform certain data coordination and analysis services in connection with the Company’s clinical trial in the United States.  The Company estimates that it will pay a total of $6.9 to $7.7 million to CRF over a period of approximately 75 months.  Payments will be made in installments based on related trial milestones.

On April 7, 2008, the Company entered into an agreement with Vascotube GMBH under which the Company has committed to purchase minimum quantities of material over the next twelve month period.  As of June 30, 2008, the Company has a remaining commitment in the amount of approximately $502,000 remaining under this agreement.

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

NOTE 7 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN  No. 48”).  As of June 30, 2008, the Company has no unrecognized tax benefit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at June 30, 2008 or December 31, 2007, respectively.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

NOTE 8 - Subsequent Events

Millimed Contract

On July 24, 2008, the Company entered into an assignment agreement with Millimed, A/S assigning to the Company the entire and exclusive right, title and interest in certain intellectual property that the Company previously licensed from Millimed pursuant to a license agreement dated July 10, 2006.  In consideration of this assignment the Company issued 50,000 shares of unregistered common stock to a third party at $3.00 per share.  Pursuant to the terms of the assignment agreement, the third party paid $150,000 directly to Millimed.  The $200,000 milestone payment that was required under the original license agreement is no longer required.

Reduction in Force

On July 10, 2008 the Company announced an initiative to reduce employee headcount by eliminating approximately 46 regular jobs and 26 temporary positions to reduce costs, conserve cash for U.S. clinical trials, and prepare for additional financing that the Company will seek during the second half of 2008.  This reduction represented approximately 34% of the total workforce and was completed in July 2008.  The company estimates that the total cash payments and expenses to be incurred in connection with this reduction in workforce will be approximately $300,000 to $400,000, including approximately $100,000 of non-cash expenses.  Most of these expenses are expected to be incurred in the third quarter of 2008.

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

We are conducting clinical trials to evaluate our Custom NX stent and stent delivery systems. In May 2008, the six month clinical data from our CUSTOM III clinical trial were presented at the annual EuroPCR meeting in Barcelona, Spain.  In October 2007, the two year clinical data from our CUSTOM I clinical trial and the one year clinical data from our CUSTOM II clinical trial were presented at the 2007 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and supports further development of our in-situ customization approach.

We will need CE Mark in the European Union in order to commercialize our products in the European Union and certain other countries that recognize CE Mark. In December 2007, we submitted an application for CE Mark to our European Notified Body using the data from our CUSTOM I, II and III clinical trials.  In July 2008, our Notified Body forwarded to us a response from the Medicines Evaluation Board, or MEB, which reviews the drug portion of our CE Mark application.  The response indicates that the MEB may require additional clinical data, including a randomized trial, before providing us with CE Mark.  We expect to meet with a panel from the MEB in the fourth quarter of this year to further discuss their response and potential alternatives, if any.

We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from large clinical trials of up to 2,500 patients. To initiate our CUSTOM IV trial in the United States, we must first obtain clearance of an investigational device exemption, or IDE, from the FDA. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application.  Since then, we have established an agreed upon timeline of deliverables and, while we believe we remain on track to receive IDE approval in 2008, we now expect to commence our pivotal trial in the U.S. in 2009.

In July 2008 we completed an initiative to reduce employee headcount by approximately 46 regular jobs and 26 temporary positions.  This reduction represented 34% of the total workforce.  We estimate that the total expenses incurred in connection with this reduction in workforce will be approximately $300,000 to $400,000, including approximately $100,000 of non-cash expenses.  We anticipate that our average monthly cost savings from this workforce reduction initiative combined with other cost saving initiatives will be approximately $1.3 million.

To date, we have not generated any revenue from our development activities and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our inception in June 2002. Through June 30, 2008, we had an accumulated deficit of $118.2 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since inception we have financed our operations primarily through the sale of our equity securities. On February 1, 2007 we completed the initial public offering of our common stock which raised net proceeds of $68.2 million. We plan to raise additional capital in 2008 through the sale of equity or debt securities or by obtaining a credit facility.

In May 2004, we entered into a license agreement with Biosensors. Pursuant to the agreement, we obtained worldwide non-exclusive rights to use Biosensors’ drug coating on our products, and agreed to pay specified minimum royalties and royalties based on net sales of our products. In December 2007, we entered into an amended and restated license agreement with Biosensors. Pursuant to the original agreement, Biosensors formulated the drug coating and we purchased the drug coating from them. Under the restated agreement, we have the right to purchase the drug and polymer components separately and formulate the coating ourselves. At this time, we believe we have completed the work necessary to perform the formulation ourselves but we will continue to purchase the drug coating formulated by Biosensors until we obtain certain regulatory approvals necessary in order to perform our own formulation for clinical purposes.

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

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. We expect our research and development expenditures to increase as we continue to devote significant resources to developing our products, in particular, completing the clinical trials necessary to support regulatory approval. From our inception through June 30, 2008, we incurred $93.7 million in research and development expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through June 30, 2008, we incurred $30.3 million in general and administrative expenses.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue

We did not generate any revenue during the three months ended June 30, 2008 or 2007.

Research and Development

	Three Months Ended June 30,		Dollar
	2008	2007	Change
	(in thousands)

Research and development expenses	$9,818	$7,704	$2,114

The $2.1 million increase in research and development expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily attributable to:

• An increase of $0.8 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems;

•  An increase of $1.3 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments; and

 •   An increase of $0.3 million in rent, depreciation on equipment and facilities costs as we expanded our manufacturing capacity; offset by

•  A decrease of $0.3 million in expenses related to the support of our clinical research studies in 2008 as compared to the higher expense related to support of our CUSTOM III clinical trial in the second quarter of 2007.

We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative

	Three Months Ended June 30,		Dollar
	2008	2007	Change
	(in thousands)

General and administrative expenses	$3,331	$2,801	$530

The $0.5 million increase in general and administrative expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily attributable to:

• An increase of $0.3 million in employee stock-based compensation expense;

•  An increase of $0.1 million due to spending for trade shows, travel and marketing materials; and

•  An increase of $0.1 million in rent, depreciation on equipment and facilities costs as we expand our manufacturing capacity.

We expect our general and administrative expenses to increase significantly due to the costs associated with the commercialization of our products.

Interest and Other Income, Net

	Three Months Ended June 30,		Dollar
	2008	2007	Change
	(in thousands)

Interest and other income, net	$263	$1,049	$(786)

The $0.8 million decrease in interest and other income, net, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

 COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue

We did not generate any revenue during the six months ended June 30, 2008 or 2007.

Research and Development

	Six Months Ended June 30,		Dollar
	2008	2007	Change
	(in thousands)

Research and development expenses	$19,239	$13,927	$5,312

The $5.3 million increase in research and development expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily attributable to:

•  An increase of $2.7 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments;

•  An increase of $1.9 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems; and

•  An increase of $0.7 million in rent, depreciation on equipment and facilities costs as we expanded our manufacturing capacity.

General and Administrative

	Six Months Ended June 30,		Dollar
	2008	2007	Change
	(in thousands)

General and administrative expenses	$6,773	$5,262	$1,511

The $1.5 million increase in general and administrative expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily attributable to:

•  An increase of $0.8 million in personnel costs related to the hiring of additional employees in our administration departments;

•  An increase of $0.1 million due to spending for trade shows, travel and marketing materials;

•  An increase of $0.3 million in insurance and other administrative expenses; and

•  An increase of $0.3 million in rent, depreciation on equipment and facilities costs as we expand our manufacturing capacity.

Interest and Other Income, Net

	Six Months Ended June 30,		Dollar
	2008	2007	Change
	(in thousands)

Interest and other income, net	$669	$1,798	$(1,129)

The $1.1 million decrease in interest and other income, net, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of June 30, 2008 and December 31, 2007 are summarized as follows:

	As of June 30, 2008	As of December 31, 2007
	(in thousands)

Cash and cash equivalents	$11,660	$13,366
Short-term investments	22,767	44,394

Total cash and cash equivalents and short-term investments	$34,427	$57,760

Sources of Liquidity

We are in the development stage and have incurred losses since our inception in June 2002. As of June 30, 2008, we had an accumulated deficit of $118.2 million. Prior to our Initial Public Offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our Initial Public Offering, raising $68.2 million in net proceeds. We plan to sell additional equity or debt securities or obtain a credit facility during 2008.  There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could require the Company to reduce the scope of, delay, or eliminate some or all of the planned clinical trials, research and development and commercialization activities, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals.  These activities, together with increases in selling, general and administrative expenses, as we prepare for a commercial launch of our products in Europe, are expected to result in substantial operating losses for the next several years.

As of June 30, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $31.4 million, and our primary source of liquidity was $34.4 million in cash and cash equivalents and short-term investments.

Cash Flows

Our operating, investing and financing activities for the six months ended June 30, 2008 and June 30, 2007 are summarized as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Net cash used in operating activities	$(22,926)	$(15,142)
Net cash provided by (used in) investing activities	21,017	(57,687)
Net cash provided by financing activities	203	69,153

Net decrease in cash and cash equivalents	$(1,706)	$(3,676)

Operating Activities

Net cash used in operating activities was $22.9 million for the six months ended June 30, 2008, compared to $15.1 million for the six months ended June 30, 2007. The net cash used in operating activities for the six months ended June 30, 2008 and 2007 primarily reflects expenses related to product development and clinical trials.  These expenses were partially offset by depreciation and amortization, amortization of securities discounts, gain on sale of investments, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $21.0 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $57.7 million for the six months ended June 30, 2007. Net cash provided by investing activities for the six months ended June 30, 2008 was attributable to the proceeds from the sales of investments of $10.0 million and the proceeds from the maturities of investments of $23.8 million, which were partially offset by the purchase of short-term investments of $11.9 million and the purchase of property and equipment of $0.9 million. Net cash used in investing activities for the six months ended June 30, 2007 was primarily attributable to the purchase of short-term investments of $73.2 million and the purchase of property and equipment of $1.0 million, which was partially offset by the sale of short-term investments of $16.5 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $203,000, compared to $69.2 million for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2008 was attributable to the proceeds from the exercise of stock options and the purchase of stock through the Employee Stock Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2007 was primarily attributable to our Initial Public Offering in February 2007.

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

We believe our existing cash and cash equivalents and short-term investments and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through the middle of the second quarter of 2009. We plan to sell additional equity or debt securities or obtain a credit facility during 2008. Any such required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business. We anticipate spending approximately $45.0 million to complete our CUSTOM IV and V clinical trials. In addition, we will spend additional funds for regulatory approvals and for activities to commercialize our Custom NX DES Systems, if approved. The development of any new applications of our custom length stent technology and new products will also require the expenditure of significant financial resources and take several years to complete.

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

Contractual Obligations

Our principal commitments as of June 30, 2008 consist of obligations under operating leases and purchase obligations that we enter into through the normal course of business. See Note 6 of our Notes to Condensed Financial Statements for more detailed information.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent and Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, operating results or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 was effective for us in the year beginning January 1, 2008. The adoption of EITF No. 07-3 did not have a material impact on our financial position, operating results or cash flows .

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

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (“SFAS 141”) or SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157 did not have a material impact on our financial position, operating results or cash flows. We have not yet determined the impact on our financial statements from the adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government and agency securities. Our cash and cash equivalents as of June 30, 2008 consist primarily of liquid money market funds and U.S. government and agency securities. Our short-term investments as of June 30, 2008 consist primarily of U.S. government and agency securities. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are a development stage company with a history of losses, and we expect to incur net losses for the foreseeable future.

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2007, 2006, and 2005, we had net losses of $38.8 million, $25.0 million and $14.0 million, respectively. As of June 30, 2008, we had an accumulated deficit of $118.2 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development and clinical studies related to our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received a CE Mark or approval from the U.S. Food and Drug Administration (“FDA”) or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

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

We believe our existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements through the middle of the second quarter of 2009. However, our future funding requirements will depend on many factors, including:

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

We plan to sell additional equity or debt securities or obtain a credit facility during 2008. Any such required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. To raise capital, we may decide to sell unregistered stock at a discount to market with or without the issuance of warrants. The sale of securities at a discount or the issuance of warrants may result in additional dilution to our existing stockholders. In connection with this type of financing, we would likely be obligated to register such shares for resale at a later date. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our development programs.

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

In May 2004, we entered into a license agreement with Biosensors. In December 2007, we entered into an amended and restated license agreement with Biosensors which superseded the prior agreement. Pursuant to the agreement, we obtained non-exclusive rights to use Biosensors’ drug coating on our stent platform. The drug coating consists of Biolimus A9 ® , an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid (“PLA”), a biodegradable polymer used to release the drug over time. In January 2008, Biosensors announced that it had received CE Mark approval for its BioMatrix drug eluting stent which uses the Biolimus A9 and PLA drug coating. The drug coating has not been approved for any use in the United States or any other jurisdiction.

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

We submitted our application for CE Mark of our Custom NX DES systems in December 2007.  In July 2008, our Notified Body forwarded to us a response from the Medicines Evaluation Board, or MEB, which reviews the drug portion of our CE Mark application.  The response indicates that the MEB may require additional clinical data, including a randomized trial before providing us with CE Mark.  We expect to meet with a panel from the MEB in the fourth quarter of this year to further discuss the response and potential alternatives, if any. As part of our application for CE Mark, Biosensors submitted a MAF related to our drug coating to the designated Notified Body who reviews our CE Mark application. We will have to obtain a favorable opinion on this MAF from the MEB in the Netherlands before our designated Notified Body can provide us with CE Mark.

In July 2008, Biosensors received questions from the MEB regarding the MAF. Any delays Biosensors experiences or problems it has in responding to these questions may substantially delay the commercialization of our Custom NX DES systems in Europe as well as certain non-European countries that recognize the European Union’s CE Mark.

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

We do not currently have the necessary regulatory approvals to market our Custom NX DES Systems or any other products in the United States or in any foreign market, including the European Union. If we obtain the necessary regulatory approvals, we plan initially to launch our products in the European Union and later in the United States. Regulatory approval in the European Union for our products will require us to successfully obtain CE Mark from our designated Notified Body. In March 2007, the European Medicines Agency proposed new guidelines for the approval of drug eluting stents. These new guidelines, which are more rigorous than the previous standards, were finalized in May 2008 and will become effective in December 2008.

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

On September 14, 2006, the FDA issued a Statement on Coronary Drug-Eluting Stents , which discusses recent clinical data presented at the March 2006 American College of Cardiology Scientific Sessions in Atlanta, Georgia and at the September 2006 European Society of Cardiology Annual Meeting/World Congress of Cardiology Meeting in Barcelona, Spain. This data suggested a small but significant increase in the rate of death and myocardial infarction, or heart attack, potentially due to late-stent thrombosis, in patients treated with drug eluting stents at 18 months to three years after stent implantation. The FDA stated that, while these studies have raised important questions regarding the safety and efficacy of drug eluting stents, it is not possible to fully characterize the mechanisms, risks and incidence rates of late-stent thrombosis following implantation of drug eluting stents based on currently available data. The FDA has not issued any new position to date regarding the safety of drug eluting stents. In March 2008, the FDA published draft guidance regarding non-clinical and clinical studies for drug eluting stents.  The draft guidance includes recommendations regarding the following areas:

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

We obtain our entire supply of the drug coating, PLA and BA9 for our stents from Biosensors and we are unaware of any alternative source for this drug coating. Under the amended and restated license agreement which we entered into with Biosensors in December 2007, we have the right to purchase the components of the drug coating, which are the drug and the PLA, from Biosensors in order to perform the coating formulation ourselves. We believe we have completed the work necessary to perform the formulation ourselves, but we will continue to purchase the formulated drug coating from Biosensors until we obtain certain regulatory approvals necessary in order to perform our own formulation for clinical purposes. We do not have the right to use alternate suppliers for this drug coating that we obtain from Biosensors, or the components of the drug coating which we plan to purchase from them in the future. In addition, there is no other source for the drug coating or components and we are contractually restricted from obtaining Biolimus A9 from any other source and we have not in-licensed an alternative drug for use in the event we are unable to obtain a sufficient supply of Biolimus A9. Currently, Biosensors relies on a sole-source, Nippon Kayaku, a third-party Japanese pharmaceutical company, to manufacture and supply them with Biolimus A9, which Biosensors mixes with the PLA. We have no relationship with, control over, or contact with this pharmaceutical company and cannot contract directly with it to obtain Biolimus A9 if we are unable to obtain Biolimus A9 from Biosensors. In addition, the pharmaceutical company is subject to significant legal and regulatory requirements with regard to the production of Biolimus A9, including onerous current Good Manufacturing Practices regulations (“GMP”), which are strictly enforced by the FDA, and the Ministry of Health, Labor, and Welfare in Japan and any failure on the part of the pharmaceutical company to comply with these requirements may interrupt Biosensors’ supply of Biolimus A9 and ultimately, our supply of the drug coating. Biosensors has also entered into, and may continue to enter into, agreements to supply the drug coating to other licensees. Our clinical trials and the development and commercialization of our Custom NX DES Systems could be prevented or delayed if:

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

To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, we anticipate that we will require substantially larger quantities of the drug coating or the components of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating or components and such supply may not meet our quality requirements or other specifications. For example, we have, in the past, experienced interruptions in the supply of adequate quantities of acceptable drug coating. In addition, Biosensors has informed us that it plans to close its Newport Beach, California facility where the drug coating that it currently supplies to us is formulated.  In order to use drug coating formulation prepared at another Biosensors facility, or at our own facility, for the manufacture of devices intended for clinical use, certain regulatory approvals need to be obtained.  If such regulatory approvals are not acquired before the closure of the Newport Beach facility, we may experience an interruption in the supply of drug coating suitable for use in clinical trials.   In the event we do not receive adequate supplies of acceptable drug coating or components, we will likely be unable to locate an alternative supplier, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or components, or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

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

If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher ® stent, the Taxus ® Express2™ stent, the Endeavor ® stent, the XienceTM V stent and the PromusTM stent, the five drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. In March 2008, the FDA published draft guidance regarding non-clinical and clinical studies for drug eluting stents See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.” We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

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

Before marketing and selling our Custom NX DES Systems or any other products, we must successfully complete pre-clinical studies and clinical trials that demonstrate that our products are safe and effective. We currently have a very limited amount of clinical data regarding the safety and efficacy of our Custom NX DES Systems, and no published data beyond two years. The results from our limited short-term clinical experience for our Custom NX DES Systems do not necessarily predict long-term clinical benefit and may not be replicated in subsequent clinical trials. Furthermore, all of our existing data has been produced in studies that involve relatively small patient groups, and the data may not be reproduced in wider patient populations. We plan to conduct additional large-scale clinical trials to determine whether our products are safe and effective and to support our applications for regulatory approval in the United States. We expect that one or more of these additional clinical studies will be a comparative study comparing the safety and efficacy of our stents to the Xience stent, the Promus stent, the Cypher stent, the Taxus Express2 stent or the Endeavor ® stent, the five drug eluting stents marketed in the United States, or to other stents that may become approved for marketing in the United States, and that these studies will involve large patient populations of approximately 2,500 patients.

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA’s approval of our IDE application. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application.  Since then, we have established an agreed upon timeline of deliverables and, while we believe we remain on track to receive IDE approval in 2008, we now expect to commence our pivotal trial in the U.S. in 2009.

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

We expect our pivotal clinical trial in the United States to compare the performance, including safety and efficacy, of our products against that of a currently marketed drug eluting stent, or a drug eluting stent that becomes approved for marketing in the near future. Our planned pivotal clinical trial could be significantly delayed or harmed if the stent we use for the control group experiences problems. We may use one of the five currently marketed drug eluting stents, the Xience V stent, the Promus stent, the Cypher stent, the Taxus Express2 stent or the Endeavor stent, or a drug eluting stent that becomes approved for marketing in the near future, as the control stent in our planned pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 Taxus stent systems and approximately 11,000 Express2 stent systems due to characteristics in the delivery catheters that had the potential to impede balloon deflation during a balloon angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 Taxus stents. If prior to or during the enrollment and treatment period for our planned pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. The FDA could also require us to redesign the clinical trial based on an alternative control stent. Any significant delay or redesign could impair our ability to commercialize our Custom NX DES Systems.

Our products are based on a new technology, and we have only limited experience in regulatory affairs, which may affect our ability or the time required to obtain necessary regulatory approvals, if at all.

Drug eluting stents were introduced in the United States in 2003. To date, the FDA has approved only the Taxus Express2, the Cypher,  the Endeavor, the Xience V and the Promus drug eluting stents for commercial sale. Because drug eluting stents are relatively new and long-term success measures have not been completely validated, regulatory agencies, including the FDA, may take significantly more time in evaluating product approval applications for those types of products. For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the FDA for evaluating the clinical efficacy of stents. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Furthermore, the result of recent studies suggesting a correlation between drug eluting stents and incidents of late-stent thrombosis may further delay and complicate the regulatory pathway for our products. Additionally, we have limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and we have limited personnel and resources to dedicate to the filing and prosecution of these applications. As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

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

•fines and civil penalties;

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

In addition, some of our agreements, including our agreement with Biosensors for the supply of the drug coating and our agreement with SurModics for the supply of the lubricious coating on our catheter require us to indemnify the other party in certain circumstances where our products have been found to infringe a patent or other proprietary rights of others. An indemnification claim against us may require us to pay substantial sums to our licensor or supplier, including its attorneys’ fees.

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which would adversely affect our revenue.

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of June 30, 2008 we had seven issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

For example, Johnson & Johnson, Boston Scientific, Medtronic and Abbott Laboratories, four companies with far greater financial and marketing resources than we possess, have each developed, and are actively marketing, drug eluting stents that have been approved by the FDA. We may be unable to demonstrate that our Custom NX DES Systems offer any advantages over Johnson & Johnson’s Cypher stent, Boston Scientific’s Taxus Express2 or Promus stents, Abbott Laboratories’ Xience V stent or Medtronic’s Endeavor stent. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2009 by giving us 180 days’ notice, if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product, our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services (“CDHS”). Our facility and quality systems are also required to pass annual audits for purposes of International Standardisation Organization (“ISO”) compliance. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2009, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. In addition, in our annual report on Form 10-K for the year ending December 31, 2009, the independent registered public accounting firm auditing our financial statements must attest to the effectiveness of our internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines. We will be testing our internal control over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement.

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

As of June 30, 2008, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 66.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2007, we sold 4.7 million shares at $16.00 per share in the initial public offering of our common stock. Net cash proceeds from the offering were $68.2 million, after deducting approximately $7.0 million of underwriting discounts and commissions and other offering costs. We registered the Initial Public Offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-136371), which was declared effective on January 31, 2007. Of the $68.2 million in net proceeds, through June 30, 2008, we have spent approximately $63.1 million including: $4.4 million for sales and marketing initiatives not including $0.5 million of stock compensation expense, $46.3 million for research and development activities not including $2.3 million of stock compensation expense, $9.5 million for operating and general corporate purposes not including $3.0 million of stock compensation expense and $2.9 million for property and equipment in order to expand our manufacturing capability to conduct our CUSTOM III, IV and V clinical trials and prepare for commercialization outside the United States.  In addition, we invested the proceeds from the offering in short-term, investment grade, interest-bearing instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2008, we held an annual meeting of our stockholders at our corporate headquarters in Menlo Park, California. The first item of business at the meeting was the election of three Class II directors. Each of the three nominees, Michael A. Carusi, Arthur T. Taylor and Allan R. Will, were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Michael A. Carusi	21,564,249	536,278
Arthur T. Taylor	22,065,590	34,937
Allan R. Will	22,074,444	26,083

On June 18, 2008, our Board of Directors appointed Christopher M. Smith to serve as a Class I director filling a vacancy that was created when the Board increased the number of authorized directors from 8 to 9.  Mr. Smith’s term will continue until our 2010 annual meeting of stockholders.

The name of each director other than Messrs. Carusi, Taylor and Will, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

Henry A. Plain, Jr.

Gregory D. Casciaro

Michael L. Eagle

Robert E. Flaherty

Christopher M. Smith

Edward W. Unkart

The second item of business at the meeting was a proposal to approve the amended XTENT, Inc. 2006 Equity Incentive Plan and to increase the number of shares available for issuance thereunder from 1,512,762 shares to 2,412,762 shares, an increase of 900,000 shares.  The amended Equity Incentive Plan with the increase of shares available for issuance thereunder was approved by a majority of shares present at the meeting with 18,522,196 votes in favor, 1,666,231 votes against and 2,370 abstentions.

The third item of business at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008. The appointment of PricewaterhouseCoopers LLP was ratified with 22,086,058 votes in favor, no votes against and 14,469 abstentions.

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

10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
10.12(4)†	Amended and Restated License Agreement dated December 3, 2007 by and between Registrant, Biosensors International Group, Ltd. and Biosensors Europe S.A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

XTENT, Inc.

Date: August 12, 2008	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)