Form 10-Q
period 2008-09-30
XTENT INC
filed 2008-11-12
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

As of November 5, 2008, there were 23,282,607 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	September 30, 2008	December 31, 2007 (1)

ASSETS
Current assets:
Cash and cash equivalents	$13,601	$13,366
Short-term investments	11,984	44,394
Prepaid expenses and other current assets	801	905
Total current assets	26,386	58,665

Property and equipment, net	4,291	3,601
Other non-current assets	179	149
Total assets	$30,856	$62,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,133	$1,960
Accrued liabilities	1,884	2,124
Total current liabilities	3,017	4,084

Commitments and contingencies (note 6)

Stockholders’ Equity:
Common stock: $0.001 par value; 100,000 shares authorized at September 30, 2008 and December 31, 2007; 23,283 and 23,015 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	154,779	151,496
Deferred stock-based compensation	(111)	(364)
Accumulated other comprehensive income	16	36
Deficit accumulated during development stage	(126,868)	(92,860)
Total stockholders’ equity	27,839	58,331

Total liabilities and stockholders’ equity	$30,856	$62,415

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

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

					Cumulative
					Period from
					June 13, 2002
					(Date of
	Three Months Ended September 30,		Nine Months Ended September 30,		Inception) to September 30, 2008
	2008	2007	2008	2007

Operating expenses:
Research and development (1)	$6,679	$7,767	$25,918	$21,694	$100,332
General and administrative (1)	2,179	2,632	8,952	7,894	32,495
Total operating expenses	8,858	10,399	34,870	29,588	132,827

Loss from operations	(8,858)	(10,399)	(34,870)	(29,588)	(132,827)

Interest and other income, net	193	860	862	2,658	5,959

Net loss	(8,665)	(9,539)	(34,008)	(26,930)	(126,868)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(13,095)

Net loss attributable to common stockholders	$(8,665)	$(9,539)	$(34,008)	$(26,930)	$(139,963)

Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.42)	$(1.48)	$(1.35)

Weighted-average common shares outstanding - basic and diluted	23,211	22,656	23,056	19,999

(1)   Includes the following stock-based compensation charges:

Research and development	$369	$294	$1,150	$1,030	$4,211
General and administrative	$594	$490	$1,939	$1,322	$5,093

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cummulative
			Period from
			June 13, 2002
			(Date of
			Inception) to
	Nine Months Ended September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(34,008)	$(26,930)	$(126,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	987	821	3,704
Amortization of securities discount	(317)	(1,319)	(2,022)
Gain (loss) on sale of investments	(26)	20	(6)
Loss on disposal of property and equipment	26	9	189
Stock-based compensation expense	3,089	2,352	9,304
Stock issued in exchange for services and patents	150	—	381
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(257)	(98)	(939)
Accrued interest receivable on securities	361	(142)	(11)
Accounts payable	(827)	926	1,018
Accrued liabilities	(180)	626	1,993
Net cash used in operating activities	(31,002)	(23,735)	(113,257)

Cash flows from investing activities:
Purchase of investments	(18,360)	(92,073)	(136,598)
Proceeds from maturities of investments	41,130	45,150	112,709
Proceeds from sale of investments	9,963	3,986	13,949
Restricted cash	(30)	—	(30)
Purchase of property and equipment	(1,705)	(1,808)	(8,181)
Proceeds from sale of property and equipment	2	—	20
Net cash provided by (used in) investing activities	31,000	(44,745)	(18,131)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	75,592
Proceeds from initial public offering, net of offering costs	—	69,112	68,237
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	237	62	1,183
Net cash provided by financing activities	237	69,174	144,989

Net increase in cash and cash equivalents	235	694	13,601
Cash and cash equivalents at beginning of period	13,366	23,105	—

Cash and cash equivalents at end of period	$13,601	$23,799	$13,601

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(65)	$(22)	$(160)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$60	$78	$435
Deferred initial public offering costs	$—	$875	$875
Changes in net unrealized gains on investments	$(20)	$60	$16

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

The Company has incurred net operating losses each year since inception. At September 30, 2008, the Company had an accumulated deficit of $126.9 million. The Company has not achieved positive cash flows from operations in any year since inception. In February 2007, the Company completed its initial public offering raising net proceeds of $68.2 million. In order to continue its operations, the Company must achieve profitable operations, obtain additional debt financing or sell additional shares of its equity securities. The Company is exploring options for seeking additional capital through the sale of its equity securities, and has engaged third party consultants to assist in this effort.  The deterioration of the worldwide macroeconomic environment coupled with the increased volatility of the financial markets may limit the availability and amount of capital available to the Company.  There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, or at all.  As a result, the Board is also considering other alternative strategies.

The failure of the Company to obtain sufficient funds on acceptable terms when needed will require the Company to reduce the scope of, delay, or eliminate some or all of the planned clinical trials, research, development, pursuit of regulatory approvals in certain countries, and commercialization activities, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management is currently working toward its objective of realizing profitability by obtaining regulatory approval of its products in the United States and Europe. The failure of the Company to obtain approval of its products from regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash with high credit quality financial institutions. Cash equivalents consist primarily of liquid money market funds.

Investments

Investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of investments is based on quoted market prices. As of September 30, 2008 all of the Company’s investments were short-term in nature.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Financial instruments are comprised primarily of money market funds, commercial paper and U.S. Government and agency securities rated A1 and P1 or better. The Company’s cash is mainly deposited with one major financial institution, which at times exceeds the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company mitigates the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented and believes that it is not exposed to any significant risk on these balances.

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

Total comprehensive loss during the three and nine months ended September 30, 2008 and 2007 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
	(in thousands)		(in thousands)

Net loss attributable to common stockholders	$(8,665)	$(9,539)	$(34,008)	$(26,930)
Change in unrealized gain (loss) on available-for-sale securities	(5)	90	(20)	60

Comprehensive loss	$(8,670)	$(9,449)	$(34,028)	$(26,870)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(8,665)	$(9,539)	$(34,008)	$(26,930)

Denominator:
Weighted-average common shares outstanding	23,240	22,900	23,132	20,307
Less: Weighted-average unvested common shares subject to repurchase	(29)	(244)	(76)	(308)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	23,211	22,656	23,056	19,999

Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.42)	$(1.48)	$(1.35)

The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Periods Ended September 30,

	2008	2007
	(in thousands)

Options to purchase common stock	2,632	1,977
Common stock subject to repurchase	15	222
Shares issuable under Employee Stock Purchase Plan	47	50

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

NOTE 3 - Investments

Short-term investments, which are classified as available-for-sale, had maturities of less than one year and consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2008
	(in thousands)

US government and agency securities	$9,976	$12	$—	$9,988
Commercial paper	1,992	4	—	1,996
Total	$11,968	$16	$—	$11,984

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2007
	(in thousands)

Commercial paper	$4,685	$21	$—	$4,706
US government and agency securities	33,694	21	(9)	33,706
Corporate bonds	5,979	3	—	5,982
Total	$44,358	$45	$(9)	$44,394

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

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value hierarchy of the Company’s marketable securities at fair value in connection with the adoption of SFAS No. 157 consisted of the following as of September 30, 2008:

	Balance as of September 30, 2008	Significant Other Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)

	(in thousands)

Money market funds (1)	$12,349	$12,349	$—
US government and agency securities	9,988	—	9,988
Commercial paper	1,996	—	1,996
Total	$24,333	$12,349	$11,984

(1)          Money market funds are classified as part of cash equivalents on the condensed balance sheet.

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

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of September 30, 2008 and December 31, 2007, there were approximately 15,000 and 164,000 shares of common stock, respectively, subject to repurchase, and a related liability of $6,000 and $66,000, respectively.

NOTE 5 - Stock Option Plans

Stock-based compensation and valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options:
Expected volatility	63%	51%	60% - 63%	51% - 54%
Risk free rate	3.21% - 3.25%	4.03% - 5.10%	2.45% - 3.25%	4.03% - 5.10%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	4.65	4.65	4.65	4.65

ESPP:
Expected volatility	100%	42% - 50%	42% - 100%	42% - 50%
Risk free rate	1.90%	4.91% - 5.13%	1.9% - 3.56%	4.91% - 5.13%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5	0.50 to 0.79	0.5	0.50 to 0.79

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

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three and nine months ended September 30, 2008 and 2007 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007. The Company will continue to analyze its historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

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

Stock option activity for the nine months ended September 30, 2008 was as follows:

		Options Outstanding
			Weighted Average Exercise Price
	Shares Available for Grant	Number of Shares

	(in thousands, except weighted average exercise price)

Balance as of December 31, 2007	67	2,167	$5.12

Additional shares reserved	1,821	—	—
Options granted	(1,073)	1,073	6.07
Options exercised	—	(175)	0.61
Options canceled	433	(433)	6.99

Balance as of September 30, 2008	1,248	2,632	$5.50

Non-Employee Stock-based Compensation

The Company accounts for equity instruments to or held by non-employees at their fair value on the measurement date in accordance with EITF 96-18.  Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black—Scholes options pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Expected volatility	60%	56%	56% - 60%	56% - 57%
Risk free rate	2.99% to 3.47%	4.32% to 4.48%	2.71% to 4.25%	4.32% to 5.0%
Dividend yield	0%	0%	0%	0%
Contractual remaining term (in years)	6 to 10	7 to 10	6 to 10	7 to 10

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $0.8 million for the period from June 13, 2002 (inception) to September 30, 2008. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation charges for non-employees of approximately $21,000 and $136,000, respectively.

NOTE 6 - Commitments and Contingencies

Operating Lease

In May 2007, the Company entered into an amendment to the lease agreement pursuant to which it leases its offices and manufacturing facilities. The lease amendment extends the term of the lease through May 31, 2012. The Company may terminate the lease for any reason on or after May 1, 2009 with 180 days of notice, and the landlord may terminate the lease with 180 days of notice on or after that date provided it has obtained certain redevelopment rights with respect to the leased premises. In September 2008, the Company entered into another amendment to the lease agreement which extended the lease termination option to May 1, 2010.

As of September 30, 2008, future minimum lease payments under non-cancelable operating leases are as follows:

		Remainder of
	Total	2008	2009	2010	2011	2012
	(in thousands)

Minimum lease commitments	$1,811	$117	$479	$493	$508	$214

Royalty and Milestone Obligations

The Company has entered into royalty agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company’s products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales.  As of December 31, 2007 and September 30, 2008, future minimum royalty payments for these suppliers were approximately $2.1 and $2.0 million, respectively. During the year ended December 31, 2007 and nine months ended September 30, 2008, the Company made minimum royalty payments of $40,000 and $60,000, respectively, for each of the periods.

License Agreements

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

The Company also has contingent milestone payments of $20,000 that are payable to another licensor upon achievement of milestones.  No milestone payments were made on this license agreement during the year ended December 31, 2007 and the nine months ended September 30, 2008.

Purchase Commitments

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company’s products. The terms of the agreement require minimum purchases over two years at contractual prices set in Euros. As of September 30, 2008, there were no outstanding purchase order commitments for stents. Under the terms of the supply agreement, any further annual purchase commitments have been delayed until the Company receives approval from the FDA to begin clinical trials in the United States.

In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug and polymer components used on its stents under purchase commitments which totaled approximately $171,000 as of September 30, 2008. In addition, the Company will also pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

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

On January 28, 2008, the Company entered into a contract with Cardiovascular Research Foundation (“CRF”) under which CRF will perform certain data coordination and analysis services in connection with the Company’s clinical trial in the United States.  The Company estimates that a total of $6.9 to $7.7 million will be paid to CRF over a period of approximately 75 months.  Payments will be made in installments based on related trial milestones.

On April 7, 2008, the Company entered into an agreement with Vascotube GMBH under which the Company has committed to purchase minimum quantities of material over the subsequent twelve month period.  As of September 30, 2008, the Company has a remaining commitment in the amount of approximately $459,000 remaining under this agreement.

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

NOTE 7 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”).  As of September 30, 2008, the Company has no unrecognized tax benefit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at September 30, 2008 or December 31, 2007.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

NOTE 8 – Reduction in Force

On July 10, 2008 the Company announced an initiative to reduce employee headcount by eliminating 46 regular jobs and 26 temporary positions.  This reduction represented approximately 34% of the total workforce and was completed in July 2008.  The total cash payments and expenses incurred in connection with this reduction in workforce was approximately $210,000, including approximately $7,000 of non-cash expenses.  All expenses were paid during the quarter ended September 30, 2008.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements and the related notes included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2007 and in our other filings with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

BUSINESS OVERVIEW

We are a development stage medical device company focused on developing and commercializing our proprietary Custom NX drug eluting stent, or DES, systems to treat coronary artery disease, or CAD. Since inception we have devoted substantially all of our resources to start-up activities, raising capital and performing research and development, including product design, testing, manufacturing and clinical trials. We have focused our development efforts on creating our Custom NX DES Systems, which allow a physician to deploy single or multiple stents of customizable length with a single device. We have not yet received any government regulatory approvals necessary to commercialize any of our products.

We are conducting clinical trials to evaluate our Custom NX stent and stent delivery systems. In October 2008, the one year data from our CUSTOM III clinical trial, the two year data from our CUSTOM II clinical trial and the three year data from our CUSTOM I clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. We believe the data from these clinical trials provides preliminary evidence of safety and efficacy and supports further development of our in-situ customization approach.

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

The table below provides a summary of the results to date for our CUSTOM I, CUSTOM II and CUSTOM III clinical trials.  The results from our CUSTOM I, II and III clinical trials do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

CUSTOM I, II and III Summary of Clinical Trial Results

Clinical Outcomes	CI + CII + CIII	CI + CII + CIII	CI + CII	C-I

	N = 220	N = 220	N = 130	N=30
	6M	12M	24M	36M
Cardiac Death [n]	1	1	1	1
MI [n]	8	8	10	2
Q-Wave	2	2	3
Non Q-Wave	6	6	6	2
TLR [n]	10	13	7	1
Total MACE [%]	8.6%	10%	14.6%	13.3%
Early Stent Thrombosis (30 days or less)	2	2	2	0
Late Stent Thrombosis (more than 30 days)	0	0	1	0

As used in the table above, the term “TLR,” or Target Lesion Revascularization, means the number of patients at follow-up who required another coronary intervention, such as balloon angioplasty or bypass surgery to treat the same lesion in the artery, within the stent or within 5mm of either side of the stent.  The term “MI” means Myocardial Infarction.  The term “MACE” means Major Adverse Cardiac Event.

We will need CE Mark in the European Union in order to commercialize our products in the European Union and certain other countries that recognize CE Mark. In December 2007, we submitted an application for CE Mark to our European Notified Body using the data from our CUSTOM I, II and III clinical trials.  In July 2008, our Notified Body forwarded to us a response from the Medicines Evaluation Board, or MEB, which reviews the drug portion of our CE Mark application.  The response indicates that the MEB may require additional clinical data, including a randomized trial, before providing us with CE Mark.  In September 2008, we met with staff from the MEB to obtain clarification regarding their response to our CE Mark application.  We are currently preparing our response to the MEB’s questions which we expect to file by the end of 2008.

We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from large clinical trials with up to 2,000 patients implanted with our products. To initiate our CUSTOM IV trial in the United States, we must first obtain clearance for an investigational device exemption, or IDE, from the FDA. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application.  Since then, we have established an agreed upon timeline of deliverables, and we now expect to commence our pivotal trial in the U.S. in 2009.

In July 2008 we completed an initiative to reduce employee headcount by 46 regular jobs and 26 temporary positions.  This reduction represented 34% of the total workforce.  The total expense incurred in connection with this reduction in workforce was approximately $210,000, including approximately $7,000 of non-cash expenses.  We anticipate that this workforce reduction initiative combined with other cost saving initiatives will result in average monthly expense reductions of approximately $1.3 million.

To date, we have not generated any revenue from our development activities and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our inception in June 2002. Through September 30, 2008, we had an accumulated deficit of $126.9 million. We expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since inception we have financed our operations primarily through the sale of our equity securities. On February 1, 2007 we completed the initial public offering of our common stock which raised net proceeds of $68.2 million. We are exploring options for seeking additional capital through the sale of our equity securities, and have engaged third party consultants to assist us in this effort.  The deterioration of the worldwide macroeconomic environment coupled with the increased volatility of the financial markets may limit the availability and amount of capital available to us.  There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.  As a result, our Board is also considering other strategic alternatives.  We believe our cash balance of $25.6 million as of the end of the third quarter is sufficient to fund our current scope of activities at least through the second quarter of 2009.

In May 2004, we entered into a license agreement with Biosensors. Pursuant to the agreement, we obtained worldwide non-exclusive rights to use Biosensors’ drug coating on our products, and agreed to pay specified minimum royalties and royalties based on net sales of our products. In December 2007, we entered into an amended and restated license agreement with Biosensors. Pursuant to the original agreement, Biosensors formulated the drug coating and we purchased the drug coating from them. Under the restated agreement, we have the right to purchase the drug and polymer components separately and formulate the coating ourselves. We have completed the work necessary to perform the formulation ourselves but we will continue to purchase the drug coating formulated by Biosensors until we obtain certain regulatory approvals necessary in order to perform our own formulation for commercial use outside the United States.

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

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. We expect our research and development expenditures to increase as we continue to devote significant resources to developing our products, in particular, completing the clinical trials necessary to support regulatory approval. From our inception through September 30, 2008, we incurred $100.3 million in research and development expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through September 30, 2008, we incurred $32.5 million in general and administrative expenses.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue

We did not generate any revenue during the three months ended September 30, 2008 or 2007.

Research and Development

	Three Months Ended September 30,		Dollar
	2008	2007	Change
	(in thousands)

Research and development expenses	$6,679	$7,767	$(1,088)

The $1.1 million decrease in research and development expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was primarily attributable to:

•             A decrease of $1.2 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems;

•             A decrease of $0.2 million in expenses related to the support of our clinical research studies in 2008 as compared to the higher expense related to support of our CUSTOM III clinical trial in the third quarter of 2007;

•             A decrease of $0.2 million in personnel costs offset by a $0.2 million increase related to the reduction in force completed in July 2008; partially offset by

•             An increase of $0.2 million related to the license agreement with Millimed; and

•             An increase of $0.1 million in stock-based compensation expense.

We expect our research and development expenses to increase significantly as we continue the development of our Custom NX DES Systems and conduct additional clinical trials.

General and Administrative

	Three Months Ended September 30,		Dollar
	2008	2007	Change
	(in thousands)

General and administrative expenses	$2,179	$2,632	$(453)

The $0.5 million decrease in general and administrative expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was primarily attributable to:

•             A decrease of $0.3 million in consulting and other administrative services as we implement cost saving measures associated with the reduction in force in July 2008;

•             A decrease of $0.1 million in legal and accounting spending;

•             A decrease of $0.1 million in personnel costs offset by an increase of approximately $37,000 related to the reduction in force in July 2008;

•             A decrease of $0.1 million due to spending for trade shows, travel and marketing materials; partially offset by

•             An increase of $0.1 million in employee stock-based compensation expense.

We expect our general and administrative expenses to increase significantly due to the costs associated with the commercialization of our products.

Interest and Other Income, Net

	Three Months Ended September 30,		Dollar
	2008	2007	Change
	(in thousands)

Interest and other income, net	$193	$860	$(667)

The $0.7 million decrease in interest and other income, net, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

 COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue

We did not generate any revenue during the nine months ended September 30, 2008 or 2007.

Research and Development

	Nine Months Ended September 30,		Dollar
	2008	2007	Change
	(in thousands)

Research and development expenses	$25,918	$21,694	$4,224

The $4.2 million increase in research and development expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily attributable to:

•             An increase of $2.5 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments;

•             An increase of $0.8 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems;

•             A increase of $0.7 million in rent, depreciation on equipment and facilities costs as we expanded our manufacturing capacity;

•             An increase of $0.3 million in stock-based compensation expense related to headcount increases earlier in the year;

•             An increase of $0.2 million related to the license agreement with Millimed; partially offset by

•             A decrease of $0.3 million in expenses related to the support of our clinical research studies in 2008 as compared to the higher expense related to support of our CUSTOM III clinical trial during 2007.

General and Administrative

	Nine Months Ended September 30,		Dollar
	2008	2007	Change
	(in thousands)

General and administrative expenses	$8,952	$7,894	$1,058

The $1.1 million increase in general and administrative expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily attributable to:

•             An increase of $0.9 million in personnel costs related to the hiring of additional employees in our administration departments including approximately $37,000 related to the reduction in force completed in July 2008;

•             An increase of $0.2 million in insurance, legal, accounting and other administrative expenses;

•             An increase of $0.3 million in rent, depreciation on equipment and facilities costs as we expand our manufacturing capacity; partially offset by

•           A decrease of $0.3 million in consulting and other administrative services as we implement cost saving measures associated with the reduction in force in July 2008.

Interest and Other Income, Net

	Nine Months Ended September30,		Dollar
	2008	2007	Change
	(in thousands)

Interest and other income, net	$862	$2,658	$(1,796)

The $1.8 million decrease in interest and other income, net, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of September 30, 2008 and December 31, 2007 are summarized as follows:

	As of September 30, 2008	As of December 31, 2007
	(in thousands)

Cash and cash equivalents	$13,601	$13,366
Short-term investments	11,984	44,394

Total cash and cash equivalents and short-term investments	$25,585	$57,760

Sources of Liquidity

We are in the development stage and have incurred losses since our inception in June 2002. As of September 30, 2008, we had an accumulated deficit of $126.9 million. Prior to our Initial Public Offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our Initial Public Offering, raising $68.2 million in net proceeds. We are exploring options for seeking additional capital through the sale of our equity securities, and have engaged third party consultants to assist us in this effort.  The deterioration of the worldwide macroeconomic environment coupled with the increased volatility of the financial markets may limit the availability and amount of capital available to us.  There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could require the Company to reduce the scope of, delay, or eliminate some or all of the planned clinical trials, research and development, pursuit of regulatory approvals in certain countries, and commercialization activities, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals.  These activities, together with increases in selling, general and administrative expenses, as we prepare for a commercial launch of our products in Europe, are expected to result in substantial operating losses for the next several years.

As of September 30, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $23.4 million, and our primary source of liquidity was $25.6 million in cash and cash equivalents and short-term investments.

Cash Flows

Our operating, investing and financing activities for the nine months ended September 30, 2008 and September 30, 2007 are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Net cash used in operating activities	$(31,002)	$(23,735)
Net cash provided by (used in) investing activities	31,000	(44,745)
Net cash provided by financing activities	237	69,174

Net increase in cash and cash equivalents	$235	$694

Operating Activities

Net cash used in operating activities was $31.0 million for the nine months ended September 30, 2008, compared to $23.7 million for the nine months ended September 30, 2007. The net cash used in operating activities for the nine months ended September 30, 2008 and 2007 primarily reflects expenses related to product development and clinical trials.  These expenses were partially offset by depreciation and amortization, amortization of securities discounts, gain on sale of investments, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $31.0 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $44.7 million for the nine months ended September 30, 2007. Net cash provided by investing activities for the nine months ended September 30, 2008 was attributable to the proceeds from the sales of investments of $10.0 million and the proceeds from the maturities of investments of $41.1 million, which were partially offset by the purchase of short-term investments of $18.4 million and the purchase of property and equipment of $1.7 million. Net cash used in investing activities for the nine months ended September 30, 2007 was primarily attributable to the purchase of short-term investments of $92.1 million and the purchase of property and equipment of $1.8 million, which was partially offset by the maturities and sale of short-term investments of $45.2 million and $4.0 million, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $237,000, compared to $69.2 million for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2008 was attributable to the proceeds from the exercise of stock options and the purchase of stock through the Employee Stock Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to our Initial Public Offering in February 2007.

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

We believe our cash balance of $25 million as of the end of the third quarter is sufficient to fund our current scope of activities at least through the second quarter of 2009. We are exploring options for seeking additional capital through the sale of our equity securities, and have engaged third party consultants to assist in this effort.  The deterioration of the worldwide macroeconomic environment coupled with the increased volatility of the financial markets may limit the availability and amount of capital.  There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will also require additional capital beyond our current cash balance. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned clinical trials, research, development and commercialization activities, which could materially harm our business. We anticipate spending approximately $45.0 million to complete our CUSTOM IV and V clinical trials. In addition, we will spend additional funds for regulatory approvals and for activities to commercialize our Custom NX DES Systems, if approved. The development of any new applications of our custom length stent technology and new products will also require the expenditure of significant financial resources and take several years to complete.

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

Contractual Obligations

Our principal commitments as of September 30, 2008 consist of obligations under operating leases and purchase obligations that we enter into through the normal course of business. See Note 6 of our Notes to Condensed Financial Statements for more detailed information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government and agency securities. Our cash and cash equivalents as of September 30, 2008 consist primarily of liquid money market funds. Our short-term investments as of September 30, 2008 consist of U.S. government and agency securities and commercial paper. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are a development stage company with a history of losses, and we expect to incur net losses for the foreseeable future.

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2007, 2006, and 2005, we had net losses of $38.8 million, $25.0 million and $14.0 million, respectively. As of September 30, 2008, we had an accumulated deficit of $126.9 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development and clinical studies related to our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60. Since we have not received CE Mark or approval from the U.S. Food and Drug Administration, or FDA, or any other regulatory authority for our products, we are unable to market our current products and have not generated any revenue since our inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we receive CE Mark or FDA approval of our Custom NX DES Systems, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are exploring options for seeking additional capital through the sale of our equity securities, and have engaged third party consultants to assist in this effort.  The deterioration of the worldwide macroeconomic environment coupled with the increased volatility of the financial markets may limit the availability and amount of capital available to us.  There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. As a result, our Board is also considering other alternative strategies. We will need to raise substantial additional capital to:

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

We believe our cash balance of $25.6 million as of the end of the third quarter is sufficient to fund the current scope of activities at least through the second quarter of 2009. However, our future funding requirements will depend on many factors, including:

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

Any required additional capital may not be available on reasonable terms, if at all. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. To raise capital, we may decide to sell unregistered stock at a discount to market with or without the issuance of warrants. The sale of securities at a discount or the issuance of warrants may result in additional dilution to our existing stockholders. In connection with this type of financing, we would likely be obligated to register such shares for resale at a later date. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our development programs.

We will require additional capital beyond our current cash balance. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. We anticipate spending approximately $45.0 million to complete our CUSTOM IV and V clinical trials. In addition, we will spend additional funds for regulatory approvals and for activities to commercialize our Custom NX DES systems, if approved. The development of any new applications of our custom length stent technology and new products will also require the expenditure of significant financial resources and take several years to complete.

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

In May 2004, we entered into a license agreement with Biosensors. In December 2007, we entered into an amended and restated license agreement with Biosensors which superseded the prior agreement. Pursuant to the agreement, we obtained non-exclusive rights to use Biosensors’ drug coating on our stent platform. The drug coating consists of Biolimus A9 ® , an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid, orPLA, a biodegradable polymer used to release the drug over time. In January 2008, Biosensors announced that it had received CE Mark approval for its BioMatrix drug eluting stent which uses the Biolimus A9 and PLA drug coating. The drug coating has not been approved for any use in the United States or any other jurisdiction.

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

We submitted our application for CE Mark of our Custom NX DES systems in December 2007.  In July 2008, our Notified Body forwarded to us a response from the Medicines Evaluation Board, or MEB, which reviews the drug portion of our CE Mark application.  The response indicates that the MEB may require additional clinical data, including a randomized trial before providing us with CE Mark.  In September 2008, we met with staff from the MEB to obtain clarification regarding their response to our CE Mark application.  We are currently preparing our response to the MEB’s questions which we expect to file by the end of 2008. As part of our application for CE Mark, Biosensors submitted a MAF related to our drug coating to the designated Notified Body who reviews our CE Mark application. We will have to obtain a favorable opinion on this MAF from the MEB in the Netherlands before our designated Notified Body can provide us with CE Mark.

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

We cannot market our products in the European Union until we receive CE Mark or in the United States until we receive PMA. If we are not successful in the initiation and completion of clinical trials for the development, approval and commercialization of our Custom NX DES Systems for the treatment of coronary artery disease, or CAD, we may never generate any revenue and may be forced to cease operations.

We have not received, and may never receive, FDA or other regulatory approvals to market our Custom NX DES Systems.

Our Custom NX DES Systems are combination products, incorporating both a drug element and a medical device, and the combination device will be regulated as a Class III medical device in the United States. Information regarding the drug coating for our stents will be reviewed by the FDA’s Center for Drug Evaluation and Research, or CDER, based on the MAF submitted by Biosensors on our behalf, and the device will be reviewed by the FDA’s Center for Devices and Radiological Health, or CDRH, with the overall product subject to approval by CDRH as a medical device. We believe that no separate approval for the drug independent of the device is required.

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

The regulatory approval process in the United States for our products involves, among other things, successfully receiving authorization from the FDA to conduct clinical trials under an investigational device exemption, or IDE, completing pre-clinical and clinical trials, and applying for and obtaining PMA from the FDA. The PMA process requires us to demonstrate the safety and efficacy of our products to the FDA’s satisfaction. This process is expensive and uncertain and requires detailed and comprehensive scientific and human clinical data. While the FDA review process generally takes one to three years after filing the PMA application, our PMA application review could take much longer and may never result in the FDA granting PMA. The FDA could delay, limit or deny approval of our PMA application for many reasons, including:

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

Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis. In response to these concerns, regulatory authorities in the United States and Europe have issued statements and developed enhanced guidelines for the approval of drug eluting stents.  As a result of these enhanced guidelines we may experience further delays in obtaining regulatory clearances for our products and, even if approved, the preliminary third-party data concerning late-stent thrombosis may significantly impair market acceptance of our products.

On September 14, 2006, the FDA issued a Statement on Coronary Drug-Eluting Stents , which discusses clinical data presented at the March 2006 American College of Cardiology Scientific Sessions in Atlanta, Georgia and at the September 2006 European Society of Cardiology Annual Meeting/World Congress of Cardiology Meeting in Barcelona, Spain. This data suggested a small but significant increase in the rate of death and myocardial infarction, or heart attack, potentially due to late-stent thrombosis, in patients treated with drug eluting stents at 18 months to three years after stent implantation. The FDA stated that, while these studies have raised important questions regarding the safety and efficacy of drug eluting stents, it is not possible to fully characterize the mechanisms, risks and incidence rates of late-stent thrombosis following implantation of drug eluting stents based on currently available data. The FDA has not issued any new position to date regarding the safety of drug eluting stents. Although more recent studies have suggested that the safety of drug eluting stents is comparable to that of bare metal stents, the FDA and the European regulatory agencies have issued new guidelines for the approval of drug eluting stents which require additional clinical data and may prolong the process for obtaining regulatory approval.

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

Complying with the new and more rigorous standards in the United States and Europe may require us to obtain additional data or conduct further studies.  This may delay regulatory approval of our products.  In addition, if in the future, new studies raise questions concerning the safety of drug eluting stents, the DES market in general may shrink and market acceptance of our products may be significantly impaired.

If Biosensors fails to supply us with sufficient quantities of our drug coating, development and commercialization of our Custom NX DES Systems may be prevented or delayed as a result.

We obtain our entire supply of the drug coating, PLA and BA9 for our stents from Biosensors and we are unaware of any alternative source for this drug coating. Under the amended and restated license agreement which we entered into with Biosensors in December 2007, we have the right to purchase the components of the drug coating, which are the drug and the PLA, from Biosensors in order to perform the coating formulation ourselves. We have completed the work necessary to perform the formulation ourselves, but we will continue to purchase the formulated drug coating from Biosensors until we obtain certain regulatory approvals necessary in order to perform our own formulation for commercial use outside the United States. We do not have the right to use alternate suppliers for this drug coating that we obtain from Biosensors, or the components of the drug coating which we plan to purchase from them in the future. In addition, there is no other source for the drug coating or components and we are contractually restricted from obtaining Biolimus A9 from any other source and we have not in-licensed an alternative drug for use in the event we are unable to obtain a sufficient supply of Biolimus A9. Currently, Biosensors relies on a sole-source, Nippon Kayaku, a third-party Japanese pharmaceutical company, to manufacture and supply them with Biolimus A9, which Biosensors mixes with the PLA. We have no relationship with, control over, or contact with this pharmaceutical company and cannot contract directly with it to obtain Biolimus A9 if we are unable to obtain Biolimus A9 from Biosensors. In addition, the pharmaceutical company is subject to significant legal and regulatory requirements with regard to the production of Biolimus A9, including onerous current Good Manufacturing Practices regulations, or GMP, which are strictly enforced by the FDA, and the Ministry of Health, Labor, and Welfare in Japan and any failure on the part of the pharmaceutical company to comply with these requirements may interrupt Biosensors’ supply of Biolimus A9 and ultimately, our supply of the drug coating. Biosensors has also entered into, and may continue to enter into, agreements to supply the drug coating to other licensees. Our clinical trials and the development and commercialization of our Custom NX DES Systems could be prevented or delayed if:

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

To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, we anticipate that we will require substantially larger quantities of the drug coating or the components of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating or components and such supply may not meet our quality requirements or other specifications. For example, we have, in the past, experienced interruptions in the supply of adequate quantities of acceptable drug coating. In addition, Biosensors has informed us that it plans to close its Newport Beach, California facility where the drug coating that it currently supplies to us is formulated.  In order to use drug coating formulation prepared at another Biosensors facility, or at our own facility, for the manufacture of devices intended for commercial use outside the United States, certain regulatory approvals need to be obtained.  If such regulatory approvals are not acquired before the closure of the Newport Beach facility, we may experience an interruption in the supply of drug coating suitable for commercial use outside the United States.   In the event we do not receive adequate supplies of acceptable drug coating or components, we will likely be unable to locate an alternative supplier, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or components, or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

We rely on third parties to test the drug coating for our stents, and these third parties may use test methods that others may claim as their own. If we must obtain a license to use these methods or develop new testing methods, we may experience delays in our ability to initiate clinical trials or to obtain regulatory approvals for our products as a result.

Certain tests related to the drug coating on our stents must be performed before the stents can be used in clinical trials or approved for commercial sale. We have agreed with Biosensors that we will be responsible for performing some of these tests. We have not developed the technology or methods to perform all this testing in-house, and plan to rely on third parties to conduct some of the testing. We have identified certain third parties who we believe have the capability to conduct this testing using methods that do not violate the proprietary rights of others. We can provide no assurance, however, that these testing methods will not violate such rights. If others assert rights to these testing methods, we may need to obtain a license giving us the right to use the testing methods or identify or develop other methods for performing the required testing. We cannot assure you that a license will be available to us or that it will be available on terms that are agreeable to us. If we are unable to obtain a license, we cannot assure you that we will be able to identify or develop alternate testing methods that meet our needs without delaying our regulatory submissions or approvals. This may result in a delay in the release of, or an inability to release, our stents for use in U.S. clinical trials or commercial products and our ability to generate revenue would be adversely affected as a result.

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

If, in our planned large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher ® stent, the Taxus ® Express2™ stent, the Taxus Liberte stent, the Endeavor ® stent, the XienceTM V stent and the PromusTM stent, the six drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. In March 2008, the FDA published draft guidance regarding non-

clinical and clinical studies for drug eluting stents See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.” We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

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

Before marketing and selling our Custom NX DES Systems or any other products, we must successfully complete pre-clinical studies and clinical trials that demonstrate that our products are safe and effective. We currently have a very limited amount of clinical data regarding the safety and efficacy of our Custom NX DES Systems, and no published data beyond two years. The results from our limited short-term clinical experience for our Custom NX DES Systems do not necessarily predict long-term clinical benefit and may not be replicated in subsequent clinical trials. Furthermore, all of our existing data has been produced in studies that involve relatively small patient groups, and the data may not be reproduced in wider patient populations. We plan to conduct additional large-scale clinical trials to determine whether our products are safe and effective and to support our applications for regulatory approval in the United States. We expect that one or more of these additional clinical studies will be a comparative study comparing the safety and efficacy of our stents to the Xience stent, the Promus stent, the Cypher stent, the Taxus Express2 stent, the Taxus Liberte stent or the Endeavor ® stent, the six drug eluting stents marketed in the United States, or to other stents that may become approved for marketing in the United States, and that these studies will involve large patient populations of approximately 2,000 patients implanted with our device.

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA’s approval of our IDE application. In September 2007, we applied for our IDE and in October 2007 we received questions back from the FDA regarding our IDE application.  Since then, we have established an agreed upon timeline of deliverables and we now expect to commence our pivotal trial in the U.S. in 2009.

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

Clinical trials necessary to support a PMA application for our Custom NX DES Systems will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. The clinical trials supporting the PMA applications for the Cypher stent, the Taxus Express2 stent and the Endeavor stent, which are approved by the FDA and currently marketed, involved patient populations of approximately 1,000, 1,300 and 1,100 respectively. We expect that we will provide the FDA with data on approximately 2,000 patients implanted with our device, with 12-month follow-up to support our PMA application. The FDA may require us to submit data on a greater number of patients or a longer follow-up period. For example, at an FDA workshop held in April 2008, the FDA recommended 18 month follow-up on at least 50% of patients. Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

We expect our pivotal clinical trial in the United States to compare the performance, including safety and efficacy, of our products against that of a currently marketed drug eluting stent, or a drug eluting stent that becomes approved for marketing in the near future. Our planned pivotal clinical trial could be significantly delayed or harmed if the stent we use for the control group experiences problems. We may use one of the six currently marketed drug eluting stents, the Xience V stent, the Promus stent, the Cypher stent, the Taxus Express2 stent, the Taxus Liberte stent or the Endeavor stent, or a drug eluting stent that becomes approved for marketing in the near future, as the control stent in our planned pivotal clinical trial. In July 2004, Boston Scientific announced the recall of approximately 85,000 Taxus stent systems and approximately 11,000 Express2 stent systems due to characteristics in the delivery catheters that had the potential to impede balloon deflation during a balloon angioplasty procedure. In August 2004, Boston Scientific announced that it would recall an additional 3,000 Taxus stents. If prior to or during the enrollment and treatment period for our planned pivotal clinical trial, there is a recall of the control stent or the control stent is removed from the market, our trial would likely be substantially delayed. The FDA could also require us to redesign the clinical trial based on an alternative control stent. Any significant delay or redesign could impair our ability to commercialize our Custom NX DES Systems.

Our products are based on a new technology, and we have only limited experience in regulatory affairs, which may affect our ability or the time required to obtain necessary regulatory approvals, if at all.

Drug eluting stents were introduced in the United States in 2003. To date, the FDA has approved only the Taxus Express2, the Taxus Liberte, the Cypher, the Endeavor, the Xience V and the Promus drug eluting stents for commercial sale. Because drug eluting stents are relatively new and long-term success measures have not been completely validated, regulatory agencies, including the FDA, may take significantly more time in evaluating product approval applications for those types of products. For example, there are currently several methods of measuring restenosis and we do not know which of these metrics, or combination of these metrics, will be considered appropriate by the FDA for evaluating the clinical efficacy of stents. Treatments may exhibit a favorable measure using one of these metrics and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Furthermore, the result of recent studies suggesting a correlation between drug eluting stents and incidents of late-stent thrombosis may further delay and complicate the regulatory pathway for our products. Additionally, we have limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and we have limited personnel and resources to dedicate to the filing and prosecution of these applications. As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

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

We intend to market our products in international markets. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals, and may need to conduct additional clinical trials. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

While one of the Yock patents directed to rapid exchange angioplasty catheters was due to expire in October 2008, Abbott has filed an application for patent extension under the Hatch-Waxman Act and was recently granted an interim extension of the patent term for a period of one year by the US Patent and Trademark Office. Before October, 2009, the US Patent and Trademark Office will determine the total length of the extension to which Abbott may be entitled under the Hatch-Waxman Act. This could result in an extension of the term of this patent even beyond October 2009.

The patents described above could be found to cover our technology and may materially and adversely affect our business. In addition, these patents are given only as examples and there may be other patents in addition to those described above that may materially and adversely affect our business. Moreover, because patent applications can take many years to issue and remain confidential for the first 18 months after filing, there may be currently pending applications, unknown to us, which may later result in issued patents that pose a material risk to us.

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

These companies have maintained their position in the market by, among other things, establishing intellectual property rights relating to their products and enforcing these rights aggressively against their competitors and new entrants into the market. All of the major companies in the stent and related markets, including Abbott Vascular (which acquired Guidant’s stent technology), Boston Scientific, Johnson & Johnson and Medtronic, have been repeatedly involved in patent litigation relating to stents since at least 1997.  For example, in the past year Boston Scientific, Medtronic, and Abbott Vascular have each been sued by Johnson & Johnson and/or Wyeth for infringement of the Morris, Wright, and/or Falotico patents. The stent and related markets have experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay the introduction of new products and technologies. We may pose a competitive threat to many of the companies in the stent and related markets. Accordingly, many of these companies will have a strong incentive to take steps, through patent litigation or otherwise, to prevent us from commercializing our products.

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of September 30, 2008 we had seven issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

For example, Johnson & Johnson, Boston Scientific, Medtronic and Abbott Laboratories, four companies with far greater financial and marketing resources than we possess, have each developed, and are actively marketing, drug eluting stents that have been approved by the FDA. We may be unable to demonstrate that our Custom NX DES Systems offer any advantages over Johnson & Johnson’s Cypher stent, Boston Scientific’s Taxus Express2, Taxus Liberte or Promus stents, Abbott Laboratories’ Xience V stent or Medtronic’s Endeavor stent. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

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

We currently have limited resources, facilities and experience to commercially manufacture the device component of our products and apply the drug coating to the stents. In addition, pursuant to the terms of the restated license agreement with Biosensors, we plan to perform our own drug coating formulation.. In order to produce our Custom NX DES Systems in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that will require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all. If we develop and obtain regulatory approval for our products and are unable to manufacture a sufficient supply of our products, our revenue, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2010 by giving us 180 days’ notice, if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product, our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services, or CDHS. Our facility and quality systems are also required to pass annual audits for purposes of International Standardisation Organization, or ISO, compliance. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2010, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

One element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our Custom NX DES Systems. As our resources permit, we plan  to do so through our internal research programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology. Research programs to identify new disease targets, products and delivery techniques require substantial technical, financial and human resources, whether or not any products are ultimately identified. We may determine that one or more of our pre-clinical programs do not have sufficient potential to warrant the allocation of resources, such as the development of our stent technology for the treatment of peripheral artery disease, or PAD, which we suspended in late 2007 in order to focus our resources on the development of our CUSTOM NX systems. Our research programs may initially show promise in identifying potential products, yet fail to yield products for clinical development for many reasons, including the following:

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

In the United States and in certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the regulatory and healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted. Post-payment reviews of claims also are conducted. For example, in 2005 the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, audited certain sample claims paid by Medicare contracts for in-patient and out-patient claims involving arterial stent implantation to determine whether Medicare payments for these services were appropriate. The OIG found that 20 of 72 reviewed claims did not meet Medicare reimbursement requirements. Findings of ongoing or widespread inappropriate billing of arterial stents could lead to increased scrutiny in this area, which in turn, could affect our ability to raise capital, obtain additional collaborators and market our products. We also expect to experience pricing pressures in connection with the future sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by these and other future healthcare reforms.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedure and related processes to implant our coronary stents into patients. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our stents may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with cobalt chromium tubing for our stents, those that laser cut our stents or the supplier of our drug coating, may be the basis for a claim against us.  Pursuant to some of the written agreements that we have entered into with medical institutions and physicians participating in our clinical trials, we have agreed to indemnify those institutions and physicians from and against losses that result from third party claims seeking compensation for certain injuries incurred by study subjects.  We may have to indemnify medical institutions and physicians in connection with future clinical trials.

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

As of September 30, 2008, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively will control approximately 65.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2007, we sold 4.7 million shares at $16.00 per share in the initial public offering of our common stock. Net cash proceeds from the offering were $68.2 million, after deducting approximately $7.0 million of underwriting discounts and commissions and other offering costs. We registered the Initial Public Offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-136371), which was declared effective on January 31, 2007. Of the $68.2 million in net proceeds, all of which has been used as of September 30, 2008.  We used $4.6 million for sales and marketing initiatives not including $0.4 million of stock compensation expense, $49.8 million for research and development activities not including $2.6 million of stock compensation expense, $10.2 million for operating and general corporate purposes not including $3.6 million of stock compensation expense and $3.6 million for property and equipment in order to expand our manufacturing capability to conduct our CUSTOM III, IV and V clinical trials and prepare for commercialization outside the United States.  In addition, we invested the proceeds from the offering in short-term, investment grade, interest-bearing instruments.

On July 24, 2008, we issued 50,000 unregistered shares of our common stock to an accredited investor for total consideration with a value of $150,000.  The investor delivered a payment of $150,000 to Millimed, A/S.  In turn, Millimed assigned exclusive rights in certain patents and patent applications to us.  The issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and was made without general solicitation or advertising.  The recipient was an accredited investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

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

10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
10.12(4)†	Amended and Restated License Agreement dated December 3, 2007 by and between Registrant, Biosensors International Group, Ltd. and Biosensors Europe S.A.
10.13	Amended 2006 Equity Incentive Plan and form of stock option agreement used thereunder.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

XTENT, Inc.

Date: November 12, 2008	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)