Form 10-K
period 2008-12-31
XTENT INC
filed 2009-03-24
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on the last day of its second fiscal quarter of 2008 was $12,804,108. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 5, 2009, the Registrant had 23,324,756 shares of Common Stock outstanding.

XTENT, INC.

FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

PART 1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: regarding future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals, and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see PART I, ITEM 1A, “Risk Factors” below in this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.  BUSINESS

Overview

We are a development stage medical device company focused on developing and commercializing our innovative customizable drug eluting stent, or DES, systems for the treatment of coronary artery disease, or CAD. Our drug eluting stent systems are designed to enable physicians to customize both length and diameter of the stent at the site of the diseased section of the artery, or lesion, which we refer to as in situ customization. Our stent systems are designed to treat longer lesions than currently available drug eluting stents and to treat multiple lesions with the use of a single device. Our stent systems, the Custom NX 36 and the Custom NX 60, include a modular cobalt chromium stent design as well as a proprietary delivery system. In addition, our stents have a drug coating that is made of Biolimus A9, an anti-inflammatory drug, and PolyLactic Acid, a biodegradable polymer, which in combination are intended to reduce the incidence of restenosis, or renarrowing of the previously treated artery over time. We believe our technology, if approved by regulatory authorities, will enable us to compete in the approximately $4 billion worldwide drug eluting stent market.

We are developing our 36mm and 60mm stent systems based on our proprietary technology platform. Our stent design is modular in that it consists of multiple 6mm segments in which the ends of each segment interleave with the ends of the adjacent segments, or are interdigitated. This interdigitated modular stent design allows the physician to customize the stent length and deploy the necessary stent segments while the device is in the artery. Our delivery system incorporates a protective sheath and a proprietary mechanism to control the number of stent segments deployed. Our first two stent systems in development are the Custom NX 36 and the Custom NX 60. We believe that these two systems will enable physicians to provide a therapeutic solution for the majority of CAD patients treated with currently marketed drug eluting stents. Our Custom NX 36 is customizable in length and designed to treat single or multiple lesions. Our Custom NX 60 is designed to give physicians a suitable length stent to treat one long lesion or multiple smaller lesions with the use of one device, reducing the need for multiple catheter exchanges and related device costs. We believe the ability to customize our stent and potentially treat multiple lesions and long lesions with one catheter may improve procedural efficacy and efficiency and lower costs.

XTENT, Inc. was incorporated under the laws of the state of Delaware on June 13, 2002.

Recent Developments

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 115 of our 122 employees.  The reduction was substantially completed on March 23, 2009, and we expect it to be fully completed by March 31, 2009.

We also engaged Piper Jaffray & Co. in January 2009 to help us explore potential strategic alternatives, which may include, without limitation, a merger, a sale of substantially all our assets, a financing, or a sale of a portion of our assets, such as our peripheral stent technology, our drug eluting balloon technology or our bioabsorbable stent technology.  We cannot provide any assurance that we will be able to identify or complete a suitable strategic transaction.  If we are unsuccessful in identifying and completing a strategic transaction or securing adequate funding, we may not be able to continue our operations and may need to wind up our business and liquidate our assets.

If we are successful in identifying and completing a suitable strategic transaction, substantial changes may be made to our current operations or they may be completely discontinued.  For example, if we are acquired by a third party, that third party may choose not to pursue some or any of our current product development initiatives, such as our Custom NX DES systems, our Custom NXP peripheral stent technology, our customizable drug eluting balloon technology or our bioabsorbable stent technology.  In addition, if we sell our Custom NX DES Systems, thereafter, we may focus our efforts on the development of our Custom NXP peripheral stent system.  Alternately, if we sell our Custom NXP peripheral product and/or other non-core assets, and we receive sufficient funds from that sale, we may continue to pursue commercialization of our Custom NX DES Systems.

In connection with the reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with nine of our employees, including our executive officers.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.  The expected termination dates for these employees range from March 31, 2009 to July 31, 2009.

Status of Regulatory Approval

Our Custom NX DES Systems are combination devices that include a stent and drug coating, for which we must receive regulatory approval as a medical device before we can market the systems. We are conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2008, the one year data from our CUSTOM III clinical trial, the two year data from our CUSTOM II clinical trial and the three year data from our CUSTOM I clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C.  We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and support further development of our in situ customization approach.

 In March 2009, we received CE Mark for our Custom NX DES Systems authorizing us to market our products in the European Union and certain other countries that recognize the CE Mark.  Even though we have received CE Mark, we will not be able to commercialize our product in the European Union unless we obtain additional financing, or we consummate a strategic transaction that permits us to commercialize in Europe. We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from a large clinical trial of up to 2,100 patients. We expect to obtain this data through our planned CUSTOM IV clinical trial, but to initiate the CUSTOM IV trial we must first obtain clearance of an investigational device exemption, or IDE, from the FDA. We filed our IDE application in September 2007, and in October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and expect to receive a response from the FDA by the end of the first quarter of 2009. Even if we receive IDE approval from the FDA, we will not be able to initiate our IDE trial unless we obtain additional financing, or we consummate a strategic transaction that permits us to initiate our IDE trial.  We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

We license our drug coating from Biosensors Europe SA, a wholly-owned subsidiary of Biosensors International Group, Ltd. We refer to Biosensors Europe SA and Biosensors International Group, Ltd. together as Biosensors in this report. Because our Custom NX DES Systems are combination devices that include a stent and a drug coating, regulatory approvals of our products are dependent upon Biosensors obtaining a favorable opinion from the FDA on the drug master file, or MAF, it has submitted to the FDA in connection with our regulatory filings in the United States.  We believe the FDA considers the MAF that Biosensors submitted in connection with our IDE application to be acceptable for purposes of our IDE, but we expect the FDA to conduct additional assessments of the MAF as part of our PMA review. We cannot guarantee that the MAF Biosensors has submitted to the FDA with respect to our Custom NX DES Systems will be approved for purposes of our PMA.

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

Limitations of Current Percutaneous Coronary Intervention Therapies

Although significant advances have been made with drug eluting stents, we believe the designs of current stents and methods of delivery limit effectiveness for patients and efficiency of the physicians treating CAD, and can result in increased costs for healthcare providers. Current commercially available stent systems include stents with fixed-lengths of up to 33mm, and require a separate device for each stent used. This requires physicians to estimate the size and shape of the artery’s lumen, and then use their judgment to select the proper length and diameter stent for the lesion. These characteristics of existing technology lead to the following limitations:

•                  Inability to Customize Treatment Options In Situ.  The effectiveness of drug eluting stents has caused physicians to expand their use beyond the treatment of single or discrete lesions to the treatment of long lesions and multiple lesions. Using currently available technologies, these lesions can require multiple stents, increasing procedure complexity, time and cost. According to a Millennium Research Group survey conducted in May 2006, over 50% of the patients undergoing a PCI procedure had disease in more than one artery and an average of approximately 1.7 stents were used per stent procedure in the United States. Because the procedure is reimbursed at a fixed amount, we believe the cost of the additional stents is incurred by the hospital.

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

•                  Inaccurate Placement of Stents.  Inaccurate placement of stents, or longitudinal geographic miss, results in portions of a lesion remaining exposed, increasing the likelihood of thrombosis and the need for reintervention. Longitudinal geographic miss occurs when a stent fails to adequately cover a target lesion because the stent is either shorter than the lesion or it is placed in the wrong position, leaving the proximal or distal edge of the lesion untreated. We believe that longitudinal geographic miss occurs due in part to the difficulty of accurately pre-selecting the necessary stent length and diameter. We believe this is caused by the limitations of two dimensional x-ray images, as well as changes in the shape of the artery that can occur due to device delivery. In addition, we believe that physicians may select shorter stents to ensure deliverability and avoid covering healthy artery side-branches. In Johnson & Johnson’s STLLR clinical trial, longitudinal geographic miss was observed in 47.6% of procedures, resulting in higher rates of thrombosis and reinterventions.

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

The XTENT Solution

Our customizable drug eluting stent systems are designed to enable the treatment of single lesions, long lesions and multiple lesions of varying lengths and diameters, in one or more arteries with a single device. We believe our Custom NX DES Systems’ ability to customize therapy without the need to exchange catheters may enable physicians to treat patients more effectively and efficiently. Our technology platform is designed to benefit all major constituents in the healthcare system by providing patients with better therapeutic outcomes, giving physicians a more effective and efficient clinical tool and potentially reducing costs for healthcare providers. We believe that the potential benefits provided by our technology include the following:

•                  In Situ Customization.  Our Custom NX DES Systems are designed to allow physicians to determine and deploy the appropriate length of stent for the patient while inside the artery at the site of the lesion, or in situ. This ability to customize stent length in situ may help ensure coverage of the lesion and reduce the planning required prior to catheter insertion. Additionally, because our stents can be customized, we believe our six Custom NX stent configurations, comprised of three different diameters for each of our two lengths, may address the same lesions that could be treated with approximately 40 of the fixed-length stent configurations offered by our competitors.

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

•                  Improved Stent Placement Accuracy.  Our Custom NX DES Systems are designed to allow the physician to incrementally increase the length and diameter of the stent deployed while the delivery catheter is positioned in the patient’s diseased artery. Prior to stent deployment, the physician can view the x-ray image to confirm complete coverage of the disease and deploy additional stent segments if desired. During deployment, stent diameter can be adjusted by controlling the pressure of the balloon inflation. We believe our products may also eliminate the need to use a separate post-deployment balloon because the balloon in our catheter can be shortened and reused during the procedure. Post-dilatation can be used to optimize stent expansion and improve stent apposition to the vessel wall. Stent under expansion and incomplete stent apposition have been demonstrated to contribute to stent thrombosis. We believe that this post-dilatation capability will enable a single stent deployed by our Custom NX DES Systems to treat a long lesion in an artery of varying diameters with one device. Current stent technologies are fixed-length and cannot be adjusted to address varying diameters with a single device. We believe the ability to use a single device to customize the length and diameter of the stent while in the patient’s artery may reduce the incidence of geographic miss and the resulting problems of thrombosis and reinterventions.

•                  Increased Stent Flexibility and Deliverability.  Our stents incorporate a modular design consisting of multiple small individual segments that are interdigitated, which we believe provides increased stent flexibility. We believe this flexibility may allow an artery to better maintain its natural shape, as well as move and flex with contractions of the heart, which may improve long-term patient outcomes. Changes in artery shape following stent procedures have been associated with major adverse cardiac events, or MACE. Our stent’s increased flexibility may be particularly well suited for long lesions where the issues of deliverability and anatomical conformity are more important. In addition, our stent is delivered to the lesion covered by a lubriciously coated sheath, which helps the device slide along the vessel walls as it is pushed through a patient’s vascular system. Current delivery systems leave stents exposed, which can hinder delivery if stents catch on diseased tissue or on the artery wall.

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

Our Strategy

If we obtain additional funding or complete a strategic transaction that provides adequate resources, our goal would be to become a world leader in the development and commercialization of drug eluting stent systems. We would plan to achieve this goal by pursuing the following business strategies:

•                  Demonstrate the Clinical Safety and Efficacy and Gain Regulatory Approval of Our Custom NX DES Systems.  We would intend to demonstrate the clinical safety and efficacy of our Custom NX DES Systems through carefully structured clinical studies. Data from these studies would be used to support our IDE application which must be approved before we can initiate the large U.S. pivotal clinical trial to scientifically establish the clinical benefits of our systems. We would expect to use this large study to support U.S. approvals. In March 2009, we obtained CE Mark for our Custom NX DES Systems authorizing us to market our products in the European Union and certain other countries that recognize the CE Mark.  Even though we have received

CE Mark, we will not be able to commercialize our product in the European Union unless we obtain additional financing, or we consummate a strategic transaction that permits us to commercialize in Europe. We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

•                  Commercialize and Drive Adoption of Our Custom NX DES Systems.  Following regulatory approvals, and provided we obtain additional funding or complete a strategic transaction that provides adequate resources, we would plan to commercialize our products worldwide. Our strategy would involve initially commercializing our Custom NX DES Systems in key markets in Europe. We would expect to rely on third-party distributors, with our sales and clinical support, in select markets in Europe, Asia Pacific and the rest of the world. In the United States, we would plan to build a direct sales organization that would work closely with interventional cardiologists to drive adoption. We would intend to employ professional education specialists who would provide training and education for physicians and technicians. In order to meet commercial demand for our products, we would expect to invest in the expansion of our manufacturing capabilities as necessary.  Even though we received CE Mark for our Custom NX DES Systems in March 2009, we will not be able to commercialize our products in the European Union unless we obtain additional financing, or we consummate a strategic transaction that permits us to commercialize in Europe. We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all.  Before we can commercialize our products, we will also need to increase our manufacturing capacity and validate our manufacturing processes to demonstrate compliance with applicable quality standards, which may take six to nine months.

•                  Build Awareness and Support Among Leading Physicians.  Our clinical development strategy would be to closely collaborate with key opinion leaders in the field of interventional cardiology. We believe these key opinion leaders can be valuable advocates of our technology and be important in gaining widespread adoption once our systems are approved and commercialized. In addition, we would intend to look to these physicians to generate and publish scientific data that further support the benefits of our customizable stent technology.

•                  Leverage Our Technology Platform into Other Indications.  We believe that our technology is applicable in other therapeutic areas outside of CAD. For example, we would intend to pursue the use of our technology for the treatment of peripheral artery disease, or PAD.

•                  Expand and Strengthen Our Intellectual Property Position.  We would plan to continue to expand our current intellectual property position. We believe that our current intellectual property position would allow us to effectively market our products for the treatment of CAD. We would plan to originate, license and acquire additional intellectual property to enhance our existing position and enable us to more effectively protect our technology.

•                  Provide the Highest Quality Products for Our Customers.  We have focused on patient safety and product quality. We incorporate these principles in every aspect of our organization including product development, manufacturing, quality assurance and clinical research. We would intend to build on this foundation by offering only the highest quality products to patients and physician customers.

Our Technology Platform

We have developed a proprietary percutaneous coronary interventional therapy, consisting of drug eluting stents up to 36mm or 60mm in length and a stent delivery system. The integration of these components as a complete system is designed to provide a physician the ability to use one device to treat single long lesions or to customize therapy by deploying multiple custom-length stents to more than one lesion without removing or exchanging catheters.

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

The stent segments are made of thin cobalt chromium struts designed to provide artery wall coverage. Our stents will be available in customizable lengths of up to 36mm and 60mm, comprised of 6mm segments in 2.5mm and 3.0mm diameter versions. We have also developed a 3.5mm diameter version of our stent that can be expanded up to 4.0mm. Our stents are designed to allow physicians to treat a range of lesion lengths and diameters with a single stent.

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

Our Procedure

Following the placement of a guidewire, a physician inserts our Custom NX DES System into the femoral or radial artery and maneuvers the catheter to the site of the target lesion. Opaque markers on the balloon catheter and the sheath allow for visual assessment of stent length and location relative to the target lesion. The physician then uses the dial on the handle to retract the protective sheath until the desired number of stent segments is exposed. If the physician determines the lesion coverage is insufficient, the number of segments exposed can be increased before separation occurs. After the physician confirms lesion coverage using x-ray imaging, the handle switch is used to separate the exposed stent segments from those remaining protected in the sheath of the catheter. After separation, the physician inflates the balloon to deploy the stent. If needed, the physician can shorten, reposition and reinflate the balloon in situ, within the stented segments to further expand a portion of the stent against the artery wall. After the stent segments are deployed and the lesion covered, the physician can move to another lesion if necessary, and repeat the procedure with any remaining stent segments.

Products Under Development

Our goal is to provide physicians with new and proprietary stent platforms that allow customization of treatment options for patients with CAD. Pursuant to this goal we have initiated several products and projects intended to expand the application of our technology and leverage the advantages of custom stenting in new applications.  As a result of our recent reduction in headcount, we have suspended all development work with respect to these projects.

Peripheral Applications.  In early 2006, we began developing a product for the peripheral market and looked at new materials such as Nitinol, as well as methods for stent deployment and stent length customization with the use of self-expanding stents.  The Custom NX Peripheral, or NXP, stent technology is a modular customizable Nitinol self expanding stent which consists of a series of stent segments.  These segments allow the user to customize the length of stent for the lesion treated by controlling the number of discrete segments to be deployed in situ.  After the first customizable stent deployment, with the remaining stent segments available inside the catheter, the Custom NXP system can be reset and used to treat additional lesions. In addition to allowing for the treatment of single, multiple, or long lesions with one device, the unique modular interdigitated Custom NXP stent segments are designed to prevent fracture and accommodate the significant bending, twisting, and compression forces of the SFA, Custom NXP’s initial target opportunity.

Bioabsorbable Stent Technology.  Bioabsorbable stents are designed to remain in the treated artery as long as therapeutically needed, then become fully absorbed by the arterial tissue. Although bioabsorbable stents offer potential promise, further research is required in order to demonstrate that bioabsorbable stents can provide non-inferior safety and efficacy results to current alternatives. Our customizable bioabsorbable stent technology may offer significant potential benefits versus fixed length bioabsorbable stents.  It consists of a series of bioabsorbable stent segments.  These segments allow the user to customize the length of stent for the lesion treated by controlling the number of discrete segments to be deployed in situ.  After the first customizable stent deployment, with the remaining stent available inside the catheter, the system can be reset and used to treat additional lesions.  To date, we have demonstrated the ability to expand small polymer tube stent proxies infused with gold nanoparticles using low pressure balloons,

Customizable Drug Eluting Balloon Technology.  Our customizable drug eluting balloon technology may offer significant potential benefits versus fixed length drug eluting balloons.  First, our sheath protected delivery system protects the balloon’s drug coating as it is delivered to the target lesion.  Second, the ability to customize the length and diameter of the balloon while in the patient’s artery may reduce the incidence of geographic miss.  Current drug eluting balloons are fixed-length and cannot be adjusted, but the size and shape of lesions can vary significantly. Due to lesion variability, hospitals must keep a wide variety of balloon sizes in inventory, resulting in higher inventory management efforts and costs.

Clinical Development Program

Description of Common Clinical Measures

The safety, efficacy and performance of drug eluting stents are assessed using common metrics. Data collected at the time of stent implantation is compared with data collected when a patient is reassessed at follow-up. The time periods for follow-up are usually 30 days and six to nine months in pivotal clinical trials for CE Mark in the European Union, and 30 days and nine months for clinical trials under an IDE application in the United States conducted to support FDA approval of a PMA application. Competitors with drug eluting stents currently being sold in the United States have completed large, prospective, randomized clinical trials that enrolled approximately 1,000 and 1,300 patients each. We anticipate that a total of up to approximately 2,100 patients will be necessary to support our FDA approval.

Our Clinical Trials

We have completed enrollment in four clinical trials. We are pursuing a clinical development strategy to demonstrate that our proprietary technology platform permits the customization of certain parameters of the therapy in situ including length of the stent, diameter of the stent and number of lesions treated. Additionally, we plan to evaluate additional capabilities of our Custom NX DES Systems traditionally not performed by drug eluting stent systems including balloon shortening for partial expansion and post-deployment reinflation.

The following table summarizes our completed and ongoing clinical trials. The data from the CUSTOM I, II and III clinical trials were included in the application we submitted to our designated Notified Body to obtain the CE Mark that we received in March 2009 authorizing us to market our Custom NX DES Systems in the European Union. Additionally, we have used this information to support our IDE application to the FDA for the design of our planned U.S. pivotal clinical trial.

Clinical Trial	Number of Patients	Device Characteristics	Description	Status
CUSTOM I	30	• Maximum length: 36mm • Diameter: 3.0mm • Guide catheter: 7 french • Single deployment	First-in-man feasibility study to evaluate safety and efficacy in patients with a coronary lesion treatable with 36mm of stent	Completed
CUSTOM II	100	• Maximum length: 60mm • Diameter: 3.0mm • Guide catheter: 6-7 french • Multiple deployments	Feasibility study to evaluate safety and efficacy in patients with long or multiple coronary lesions	Completed
CUSTOM III	90	• Maximum length: 60mm • Diameters: 2.5mm, 3.0mm • Guide catheter: 6 french • Multiple deployments	Feasibility study to evaluate safety and efficacy in patients with long or multiple coronary lesions using a range of stent diameters	Completed
CUSTOM PK	28	• Maximum length: 60mm • Diameters: 2.5mm, 3.0mm • Guide catheter: 6 french • Single deployment	Pharmacokinetics study assessing blood concentration of Biolimus A9 drug at various time-points post stent implantation	Completed
CUSTOM CARE	200	• Maximum length: 60mm • Diameters: 2.5, 3.0, 3.5mm • Guide catheter: 6 french • Multiple deployments	Pre-market registry to confirm device performance, refine user training and prepare product launch	Initiated

CUSTOM I.  Our CUSTOM I clinical trial was designed to evaluate the preliminary safety and efficacy of in situ customization using our proprietary stent technology and drug coating, consisting of a 36mm stent to treat diseased coronary artery lesions in 2.6 to 3.1mm diameter arteries. Enrollment of 30 patients was completed in July 2005 at three cardiology centers in Europe. Patients were reassessed at 30 days, four months, eight months and 12 months and annually for another 4 years.

The clinical trial included a patient population considered high risk for CAD, including those with long lesions and lesions in small arteries. The mean reference diameter and lesion length were 2.6mm and 17.7mm, respectively. In October 2008, the three year data from our CUSTOM I clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. There were a total of four MACE events reported 36 months after the treatment procedure. The results from our CUSTOM I clinical trial do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

CUSTOM II.  Our CUSTOM II clinical trial was designed to evaluate the safety of in situ customization for long lesions and multiple lesions using our Custom NX 60 DES catheter system. The Custom NX60 was used to treat patients with long lesions or lesions in multiple diseased coronary arteries ranging from 2.5 to 3.0mm in diameter and up to two lesions. Enrollment of 100 patients was completed in October 2006 at ten cardiology centers in Europe. Of the 100 patients enrolled in CUSTOM II, 69 patients were enrolled in the long lesion cohort that consisted of patients with lesions greater than 20mm in length. The remaining 31 patients were enrolled in the two-lesion cohort. Patients were reassessed at 30 days, six months and 12 months. Follow up is scheduled to occur annually for five years. In October 2008, the two year data from our CUSTOM II clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. There were a total of 15 MACE events reported at two years post treatment procedure. The results from our CUSTOM II clinical trial do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

CUSTOM III.  Our CUSTOM III clinical trial was designed to evaluate in situ customization for long lesions and multiple lesions using an enhanced version of our Custom NX DES Systems. The enhanced version included a number of changes to the handle improving ease-of-use for physicians. The primary endpoint of the study was safety with secondary endpoints. Enrollment in the CUSTOM III trial began in September 2006 and was completed in August 2007. In October 2008, the one year data from our CUSTOM III clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. There were a total of 11 MACE events reported at one year post treatment procedure. The results from our CUSTOM II clinical trial do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

CUSTOM Pk.  Our CUSTOM Pk clinical trial was designed as a pharmacokinetic study to evaluate the blood concentration of Biolimus A9 at different time points following treatment of coronary lesions with the Custom NX DES Systems. The study was initiated in December 2007 in Europe, and a total of 28 patients were enrolled in the study. Patients were assessed at 28 days, six months and 12 months following initial treatment and will be assessed yearly thereafter, for a total duration of 5 years. The results from our CUSTOM Pk clinical trial will be used to characterize the properties of the drug coating formulation applied to our stents and to support regulatory approvals. In October 2008, the six months data from our CUSTOM Pk clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. No MACE events were reported at six months post procedure.

CUSTOM CARE.  Our CUSTOM CARE clinical trial was designed to confirm the Custom NX DES Systems’ performance characteristics while preparing for the European market launch of the products. The study is scheduled to enroll 200 patients at multiple sites across Europe. The final version of the device used in this study incorporated final product changes and represented the product configurations that we intend to market. The primary endpoint of the study was safety with secondary endpoints. The study was initiated in December 2008 but has been suspended in light of our decision to seek strategic alternatives.

The table below provides a summary of the cumulative long term safety results to date for our CUSTOM I, CUSTOM II and CUSTOM III clinical trials.  This information demonstrates the overall safety profile of the Custom NX DES Systems for their intended use. The results from our CUSTOM I, II and III clinical trials do not necessarily predict the outcome of a large-scale clinical trial, which will be required for obtaining FDA approval for our products in the United States.

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

Required Clinical Trials

In order to obtain reimbursement in selected European countries and FDA approval in the United States, we will need to undertake large-scale pivotal studies similar to those conducted by competitors who have marketed drug eluting stents. We anticipate that a total of up to approximately 2,100 patients will be necessary to support FDA approval. The clinical trial design and sample size will be determined based on the safety and efficacy data from our CUSTOM I, II and III clinical trials. We currently anticipate these clinical trials will require evaluation of our stent in a randomized, controlled manner against one of the marketed drug eluting stents in patients with CAD. We believe the clinical measures will be the endpoints commonly used in drug eluting stent clinical trials. We expect that safety will be measured through MACE rates or target lesion revascularization while efficacy endpoints will include late loss of lumen diameter, binary restenosis rate or percent volume obstruction.

Two of the currently marketed drug eluting stents, Johnson & Johnson’s Cypher and Boston Scientific’s Taxus Express2, have undergone similar evaluations in order to obtain market approvals. However, the Cypher and Taxus Express2 stents were evaluated in comparison to their respective bare metal versions. The SIRIUS and TAXUS IV clinical trials enrolled 1,058 and 1,314 patients, respectively. Medtronic’s Endeavor, has undergone evaluation where it was compared to the Cypher or Taxus drug eluting stents. The ENDEAVOR III and IV Trials enrolled 436 and 1,548 patients respectively.  Abbott Laboratories’ Xience V stent obtained market approval on the basis of the SPIRIT First, SPIRIT II and SPIRIT III trials enrolling an aggregate of 1,362 patients.  The SPIRIT III trial enrolled 1,002 patients and compared Xience V to the Taxus stent.

CUSTOM IV.  Using data generated by our CUSTOM I, II and III clinical trials, we submitted an IDE application to the FDA in September 2007. In October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and expect to receive a response from the FDA by the end of the first quarter of 2009.  We will not be able to initiate our CUSTOM IV trial until we receive IDE approval, and even if we receive IDE approval, we will not be able to initiate our IDE trial unless we obtain additional financing, or we consummate a strategic transaction that permits us to initiate our IDE trial.  Our planned U.S. pivotal clinical trial, CUSTOM IV, will enroll approximately 2,100 patients and will evaluate our Custom NX DES Systems against a marketed drug eluting stent for the treatment of CAD. We expect that similar measures as those used in other large-scale drug eluting stent IDE clinical trials will be evaluated in our CUSTOM IV clinical trial. We anticipate submitting a PMA application to the FDA approximately 24 months after the initiation of the CUSTOM IV trial.

CUSTOM V.  Our CUSTOM V pivotal clinical trial will be designed to generate additional data supporting additional claims that could be used to support market approvals or to seek reimbursement in selected European countries. We believe this clinical trial will be a prospective, controlled trial that will include up to approximately 1,500 CAD patients.

Regulatory Filing Process

The regulatory filing process for our drug eluting stents is a dual filing process in which our filings include the clinical data and technical information related to our devices, which we submit to the regulatory authorities and the drug master file, or MAF, related to the drug coating, which Biosensors generates and submits to the regulatory authorities on our behalf. In Europe, our Notified Body assessed our combined device and drug and provided the drug related information to a European drug regulatory authority, in our case the Medicines Evaluation Board, or MEB, in the Netherlands for its assessment. The MAF that Biosensors filed on our behalf had to obtain a favorable opinion from the MEB, and the entire application for the combination device had to be approved by the Notified Body in order for us to obtain CE Mark approval, which we received in March 2009. In the United States, Biosensors has also submitted a MAF to the FDA on our behalf in order for us to obtain IDE approval. As a result of this dual filing process, we rely on Biosensors to timely file acceptable MAFs on our behalf, with the applicable regulatory authorities, and to respond to any questions or comments the authorities may have concerning those MAFs.  We have already received CE Mark, and we believe the MAF which Biosensors has submitted to the FDA for purposes of our IDE application is sufficient to support an IDE approval, but we expect the FDA to conduct additional assessments of the MAF as part of our PMA review, and they may have additional questions at that time.

Post-Approval Registries

At the time of our product launches in Europe and in the United States we expect to undertake post-approval surveillance registries to document the performance of our Custom NX DES Systems on an ongoing basis. We expect that these studies will have large patient population sample sizes, and will focus on identifying and monitoring occurrences of adverse events. The estimated size of the post market registry to be undertaken upon European launch is approximately 1,000 patients.

Our Relationship with Biosensors

In May 2004, we entered into a license agreement with Biosensors and in December 2007, we entered into an amended and restated license agreement with Biosensors which superseded the original license agreement.

Pursuant to the agreement, we received a worldwide, non-exclusive, license to use Biosensors’ drug coating, with royalties payable to Biosensors based on net sales of our products. The field of use for this license is limited to coronary and peripheral delivery of a series of short stent segments on a catheter where the physician has the ability to select the number of segments to be deployed. In Japan, our field of use is further limited to treating long lesions, multiple vessels or small vessels in coronary and peripheral applications.

The agreement also gives us the right to purchase the drug and polymer components of our stent coating separately from Biosensors for the sole purpose of mixing the drug/polymer formulation and coating our stents for use and sale within our licensed field of use.  Under the terms of the agreement, we also have the right to use certain technology owned by Biosensors to mix the drug coating, to apply the drug coating to our stents and to perform certain necessary testing of the drug coating, each within our licensed field of use. Biosensors is not required to provide support services except for testing that is required by the relevant regulatory agencies to develop the drug master files submitted by Biosensors on our behalf for regulatory approvals in the United States, Europe and Japan.

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

In addition to paying royalties to Biosensors for the license, we also purchase the drug and polymer components exclusively from Biosensors.  Our agreement with Biosensors prohibits us from making, using or selling a stent coated with rapamycin or a derivative of rapamycin other than Biolimus A9.  We are obligated to assign to Biosensors any inventions for which our employees are inventors or co-inventors and which are either (i) derived from Biosensors’ confidential information or, (ii) related to the process for applying their drug coating to stents if developed prior to the effective date of the restated agreement or if co-invented with Biosensors. Biosensors must assign to us any inventions that are determined to be improvements to our stent or stent systems which are derived from our confidential information.

Biolimus A9 is manufactured by a Japanese pharmaceutical company and then shipped to Biosensors to be mixed with the PLA to make their proprietary drug coating. Biosensors ships the drug coating or the components of the coating to us and we apply it to our stents prior to final assembly and sterilization. Biosensors will perform stability testing of the drug and polymer and any other testing required to respond to agency questions about the MAF as required for approval of our DES systems in the United States, Japan, and Europe. Our agreement with Biosensors allows us to perform all other testing of the drug coating required for regulatory approvals and for lot release during commercialization.

Manufacturing

We currently occupy a facility of approximately 50,000 square feet in Menlo Park, California, under a lease which expires on May 31, 2012. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2010 if it has obtained certain redevelopment rights with respect to the leased premises, and we may terminate the lease at anytime on or after May 1, 2010 for any reason. All of our manufacturing operations take place at this facility.

Final assembly, drug coating, and packaging of all of our products take place inside a controlled environment room of approximately 8,000 square feet that satisfies the requirements of a Class 10,000 level clean room. We have no experience manufacturing commercial quantities of our products. We believe our manufacturing facilities, processes and quality systems currently meet all regulatory requirements for the manufacture of devices for use in clinical trials and that with further refinements will meet all requirements for products for commercial distribution.

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

Our Menlo Park facility was inspected by the California Food and Drug Branch in May 2005 and was issued a device manufacturing license. In June 2008, our manufacturing facility was audited for the purpose of assessing the quality system to ISO 13485:2003 and the Medical Device Directive, or MDD 93/42/EC, requirements, and our registration was recertified. We expect to be audited again in the second or third quarter of 2009, but we do not believe that we have adequate personnel to pass the audit. We will not be able to commercialize our product until we successfully pass the audit. The facility has been registered with the FDA since September 2004. A separate FDA inspection of the manufacturing facility and quality system will occur as part of the premarket approval, or PMA, process for our products. When we obtain additional manufacturing space, we will need to be inspected by the FDA and if we move to another location, the facility may also need to be ISO recertified and recertified by the California Food and Drug Branch.

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

There are a number of companies developing or marketing treatments for coronary restenosis that are directly competitive with our technology. In particular, Boston Scientific has developed a paclitaxel eluting stent, the Taxus Express2 stent, which is marketed in the United States, Europe and other international markets. The Taxus Liberte, its next generation Taxus stent, is marketed in the United States, Europe and other international markets. Medtronic received FDA approval for its zotarolimus eluting stent, Endeavor, in February 2008 and immediately began marketing the product. Johnson & Johnson has developed a stent coated with rapamycin, the Cypher stent, which is marketed in the United States, Europe and other international markets. Abbott Laboratories’ Everolimus eluting stent, Xience V, received FDA approval in July 2008 and is marketed in the United States, Europe and other international markets.  The Taxus Express2 stent, the Taxus Liberte stent, the Cypher stent, the Abbott Xience V stent and the Endeavor stent are currently the only FDA approved drug eluting stents in the United States. Conor Medsystems, which was acquired by Johnson & Johnson in January 2007, also developed a paclitaxel eluting stent, CoStar. In 2006, Conor received CE Mark for the CoStar stent in Europe and other international markets and began marketing through distribution partners. Conor also completed the COSTAR II randomized controlled trial in the United States comparing Costar stent versus Taxus Express-2. Costar failed to meet its primary endpoint in COSTAR II and Johnson & Johnson has since decided to stop marketing Costar outside the United States and redesigned the product with a drug coating based on sirolimus rather than paclitaxel.

Outside the United States, there are a number of additional stents that have marketing approval. In January 2008, Biosensors and Terumo both received CE Mark for their Biolimus A9-eluting stents. Biosensors markets its BioMatrix stent through a direct sales force and distributors. Terumo primarily uses distributors to market its NOBORI stent internationally. Biosensors also markets a paclitaxel eluting stent, Axxion, in Europe and other international markets.  Sorin Group has developed a tacrolimus eluting stent, Janus, which is marketed in Europe. In addition to its Endeavor stent, Medtronic has another zotarolimus eluting stent named Endeavor CR (Resolute) which has received CE Mark and which has a different polymer than the one used on the Endeavor stent.  Additionally, many of the companies referenced above, and other potential competitors are in the process of developing new drug eluting stents. Competitors with stents used in PAD applications include Abbott Laboratories, C.R. Bard, Boston Scientific, Cook Group, Edwards Lifesciences, ev3, Johnson & Johnson, Medtronic and W.L. Gore & Associates.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. Our research and development expenses were $31.2 million in 2008, $30.9 million in 2007 and $18.9 million in 2006.  If we are able to obtain additional funding or complete a strategic transaction that provides adequate resources, we expect our research and development expenditures to increase as we continue to devote significant resources to developing our products, in particular, completing the clinical trials necessary to support regulatory approval.

Sales and Marketing

We have no experience in the sale, marketing and distribution of stent systems. To achieve commercial success for any approved product we must develop a sales and marketing organization or enter into arrangements with others to market and sell our products.

If we are able to obtain additional funding or complete a strategic transaction that provides adequate resources, we intend to commercialize our Custom NX DES Systems in certain key markets in both Europe and Asia Pacific. We expect to rely on third-party distributors, with our sales and clinical support, in select markets in Europe, all of Asia Pacific and the rest of the world. Following FDA approval, we expect to market our products in the United States through a direct sales force. We plan to market our products to physicians who perform interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. In order for physicians to adopt our Custom NX DES Systems, we must show strong clinical evidence that our products are safe and effective. In addition, we must show that the product is easy to use and cost-effective. Because our products are based on a new technology, we will provide focused high level training and support. We would need to include within the sales organization clinical specialists who are skilled in training cardiologists in the use of our products.

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

As of December 31, 2008, we had 19 issued U.S. patents, 62 pending U.S. patent applications, one pending Israeli patent application, and 40 pending international patent applications filed pursuant to the Patent Cooperation Treaty, or PCT, 27 of which have entered the national phase in Europe, Japan, Canada, and Australia. All of our issued U.S. patents except two will expire between 2021 and 2023. Our other two issued U.S. patents, which cover technologies that we at present are not pursuing commercially, expire in 2014 and 2016, respectively. In addition, we have one U.S. patent under exclusive license covering methods of performing angioplasty on multiple lesions of varying lengths, which expires in 2012. As of December 31, 2008, one of our pending U.S. patent applications had been allowed by the U.S. Patent and Trademark Office, or USPTO. We are prosecuting or intend to prosecute our PCT patent applications in the national phase in Europe, Japan, Canada and Australia. Our pending U.S. and international patent applications, if issued, will expire between 2021 and 2027.

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

We have entered into a license agreement with Biosensors for non-exclusive rights to use its drug coating on our stents. See “—Our Relationship with Biosensors.” Under this agreement we have a non-exclusive license to certain issued patents owned by Biosensors covering Biolimus A9 and stent coatings containing Biolimus A9 and certain polymers.

We have also entered into a license agreement with SurModics giving us non-exclusive rights in certain of its patents and patent applications to allow us to coat our catheter’s sheath with SurModics’ lubricious coating. This agreement terminates upon the expiration of the last-to-expire patent licensed to us under the agreement, or earlier if we fail to begin bona-fide commercial sales by July 1, 2009 or thereafter if we have four consecutive quarters during which we fail to pay a royalty to SurModics.

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

XTENT is a registered trademark of our company in the United States, the European Union, Japan and Australia. An application for our XTENT trademark is pending in Canada. CUSTOM NX is a registered trademark of our company in the United States, Australia, the European Union and Japan. An application for our CUSTOM NX trademark is pending in Canada. Our NX trademark is registered in the European Union. We have also applied to register NX as a trademark in the United States.

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

A number of third-party patents are summarized below that others may allege cover our technology. Although we have attempted to include the patents that we believe present a material risk of litigation due to their subject matter or claims, this list may not be comprehensive. Given the large numbers of patents in the stent field, we may not be aware of all patents that may be alleged to cover our technology. Further, there may be pending patent applications relevant to our technology that remain unpublished or of which we are otherwise unaware.

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

Various patents owned by third parties are directed to stent structures and materials. These patents include a group of “Lau” patents that were owned by Guidant Corporation, a subsidiary of Boston Scientific whose stent technology has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The “Boneau” family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements.

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

In the United States, the Centers for Medicare and Medicaid Services, or CMS, is the government entity responsible for administering the Medicare program. CMS establishes Medicare coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, the Medicare program is viewed as a benchmark. Both CMS and commercial payors have established coverage and reimbursement policies for drug eluting stents currently on the market. There also are established reimbursement codes describing current products and procedures using those existing products. There are no assurances that existing policies or reimbursement codes would be used for the systems we are currently developing. There are also no assurances that existing payment rates for such reimbursement codes will continue to be at the same levels. For example, under regulatory changes to the methodology for calculating payments for current inpatient procedures for certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including approximately 10% to 14% reductions for those procedures using drug eluting stents. The reductions are being transitioned over a three year period that began in fiscal year 2007. In 2007, CMS also implemented revised reimbursement codes that better reflect the severity of the patient’s condition in the hospital inpatient prospective payment system.

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

Clinical Trials.  A clinical trial is almost always required to support a PMA application. Clinical trials for our product candidates require the submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Our IDE application includes the MAF for the drug coating aspects of our products that Biosensors submits to the FDA on our behalf. We filed our IDE application in September 2007, and in October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and expect to receive a response from the FDA by the end of the first quarter of 2009. We will not be able to initiate our CUSTOM IV trial until we receive IDE approval, and even if we receive IDE approval, we will not be able to initiate our IDE trial unless we obtain additional financing, or we consummate a strategic transaction that permits us to initiate our IDE trial.   The IDE must be approved in advance by the FDA for a specified number of patients. Clinical trials may begin once the application is reviewed and cleared by the FDA and the appropriate institutional review boards at the clinical trial sites. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, regulations. We, the FDA or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to clinical trial subjects outweigh the anticipated benefits.

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claim action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

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

The primary regulatory environment in Europe is that of the European Union, which consists of twenty five countries encompassing most of the major countries in Europe. Three member states of the European Free Trade Association, Norway and Lichtenstein, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet E.U. requirements. The European Union has adopted numerous directives and the European Committees for Standardization, or CEN, have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a designated Notified Body, an independent and neutral institution appointed in one of the countries in the European Union to conduct the conformity assessment. This assessment is conducted by the designated Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement and is required for most of the medical devices in order for a manufacturer to obtain CE Marking and to commercially distribute the product throughout these countries. This assessment may also consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device so as to ensure compliance with ISO 13485 certification, which are voluntary harmonized standards. Compliance with these ISO certifications establishes that some of the general requirements of the directives are presumed to be fulfilled. See “Manufacturing.”

Employees

As of December 31, 2008, we had 127 employees, with three employees in sales and marketing, 66 employees in manufacturing, 24 employees in research and development, 13 employees in general and administrative and 21 employees in clinical, regulatory and quality assurance. In January 2009, we announced an initiative to reduce our headcount by 115 positions to be completed during March 2009.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www.sec.gov.

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

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are exploring strategic alternatives such as a potential merger or a sale of some or all of our assets, and have reduced our headcount significantly.  If we are not successful in completing a strategic transaction or securing adequate funding, we may have to wind up and liquidate our business.

We have engaged Piper Jaffray & Co. to help us explore potential strategic alternatives such as a sale of some or all of our assets or a merger transaction.  There can be no assurance that we will be able to complete such a transaction on terms acceptable to us, or at all.  Even if we are successful in obtaining CE Mark or an investigational device exemption, or IDE, approval for our Custom NX stent systems, we do not have sufficient cash to commercialize our product in Europe or to initiate our IDE trial.  If we are unsuccessful in identifying and completing a strategic transaction or securing adequate funding, we may not be able to continue our operations and may need to wind up our business and liquidate our assets.

In January 2009, we notified our employees that we would reduce our headcount by eliminating 115 of 122 positions, effective March 23, 2009. The significant reduction in headcount may make it less likely that we will be able to complete a strategic transaction.  Certain third parties who might otherwise consider a strategic transaction may be unwilling to do so if they are not able to retain certain of our employees.

Even if we are successful in completing a strategic transaction, the nature of such a transaction may require us to significantly alter or cease our current operations.

Among other strategic alternatives, we are considering the sale of individual assets, such as our Custom NXP peripheral stent technology, our bioabsorbable stent technology, our customizable drug eluting balloon technology and our principal product, the Custom NX coronary stent system.  To date, our activities have primarily focused on the development of the Custom NX systems.  If we sell our Custom NX product, we will need to refocus our efforts and dedicate significant resources to the development of one or more of our non-core products.  There can be no assurance that we will be able to successfully develop, market and commercialize any or all of such products.  If, pursuant to a strategic transaction, we sell one of our non-core products, we may not receive sufficient consideration to fund the European commercialization of our Custom NX system or the initiation of our IDE trial.

Even if we obtain additional funding or complete a strategic transaction that provides adequate resources, it may be a year or more before we are able to commercialize our product in Europe.

We have significantly reduced our headcount and limited our business activities.  Before we could resume the operations required in order to commercialize our product, we would need to rehire a significant number of employees or hire and train new employees that can perform their jobs according to our specifications.  There can be no assurance that we will be able to rehire our former employees or hire and train qualified new employees in a timely manner, or at all.  In addition, before we can commercialize our product in Europe, we need to increase our manufacturing capacity and validate our manufacturing process to demonstrate compliance with applicable quality standards.  This validation would likely take six to nine months to complete.  Further, under the terms of the agreements we have with several of our suppliers, we are required to provide regular forecasts of the components we plan to purchase from them during a particular period.  These suppliers are obligated to supply us only with the number of components that we previously forecasted.  Therefore, once manufacturing operations commence, it may take several months before we have adequate supplies of critical components required to make our products.

We need substantial additional funding and may be unable to raise capital in adequate amounts, or at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Due to the ongoing credit crisis and general deterioration of the capital markets we have been unable to date to secure additional financing.  We have engaged Piper Jaffray & Co. to help us explore strategic alternatives, including raising additional capital, however we can provide no assurance that any strategic alternative will result in adequate, or any, capital being made available to us. We need to raise substantial additional capital to:

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

After our reduction in headcount, we believe our existing cash and cash equivalent balances and interest we earn on these balances will be sufficient to meet our cash requirements for the next 12 months, although our business activities will be limited until such time as further financing is obtained, if at all. Our future funding requirements will depend on many factors, including:

• the nature and timing of any strategic transaction we may complete, if any;

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

We require additional capital beyond our current cash balance. For example, we will need to raise additional funds in order to commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. We estimate that it would cost approximately $45.0 million to complete our CUSTOM IV and V clinical trials. In addition, we would need to spend additional funds for regulatory approvals and for activities to commercialize our Custom NX DES Systems, if approved. The development of any new applications of our custom length stent technology and new products will also require the expenditure of significant financial resources and take several years to complete.

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

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2008, 2007, and 2006, we had net losses of $41.1 million, $38.8 million and $25.0 million, respectively. As of December 31, 2008, we had an accumulated deficit of $134.0 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development and clinical studies related to our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60.  Since we have only recently received CE Mark and we do not have approval from the Food and Drug Administration, or FDA, or any other regulatory authority for our products, we are only authorized to market our current products in the European Union and certain other countries that recognize CE Mark, and we have not generated any revenues since our inception. We expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we obtain additional funding or complete a strategic transaction that provides adequate resources, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

We are wholly dependent on a third party for the development of the drug coating placed on our drug eluting stents and any delay or failure by such third party to successfully develop the drug coating or to submit acceptable Drug Master Files, or MAFs, to regulatory authorities could delay commercialization of our Custom NX DES Systems in the United States.

In May 2004, we entered into a license agreement with Biosensors. In December 2007, we entered into an amended and restated license agreement with Biosensors which superseded the prior agreement. Pursuant to the agreement, we obtained non-exclusive rights to use Biosensors’ drug coating on our stent platform. The drug coating consists of Biolimus A9 ®, an anti-inflammatory drug that is a derivative of rapamycin, and PolyLactic Acid, or PLA, a biodegradable polymer used to release the drug over time. In January 2008, Biosensors announced that it had received CE Mark approval for its BioMatrix drug eluting stent which uses the Biolimus A9 and PLA drug coating. The drug coating has not been approved for any use in the United States or any jurisdiction other than the European Union. In March 2009, we received CE Mark approval for our Custom NX DES Systems authorizing us to market our Custom NX DES Systems in the European Union and certain other countries that recognize CE Mark.

In order to obtain IDE approval from the FDA allowing us to initiate our CUSTOM IV clinical trial in the United States and in order to obtain the premarket approval, or PMA, allowing us to commercialize our Custom NX DES Systems in the United States, we need Biosensors to submit acceptable MAFs related to our drug coating to the FDA on our behalf.  We believe the MAF which Biosensors has submitted to the FDA for purposes of our IDE application is sufficient to support an IDE approval, but we expect the FDA to conduct additional assessments of the MAF as part of our PMA review, and they may have additional questions at that time.  Any delays Biosensors experiences or problems it has in responding to questions the FDA may have concerning the MAF may substantially delay the commercial launch of our product in the United States.

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

We cannot market our products in the United States until we receive PMA. If we are not successful in the initiation and completion of clinical trials for the development, approval and commercialization of our Custom NX DES Systems for the treatment of coronary artery disease, or CAD, we may never generate any revenue and may be forced to cease operations.

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

We do not currently have the necessary regulatory approvals to market our Custom NX DES Systems or any other products in the United States or in any foreign markets, other than the European Union and certain other countries that recognize CE Mark. If we obtain the necessary regulatory approvals and provided we obtain additional funding or complete a strategic transaction that provides adequate resources, we plan initially to launch our products in the European Union and later in the United States.

The regulatory approval process in the United States for our products involves, among other things, successfully receiving authorization from the FDA to conduct clinical trials under an IDE, completing pre-clinical and clinical trials, and applying for and obtaining PMA from the FDA. The PMA process requires us to demonstrate the safety and efficacy of our products to the FDA’s satisfaction. This process is expensive and uncertain and requires detailed and comprehensive scientific and human clinical data. While the FDA review process generally takes one to three years after filing the PMA application, our PMA application review could take much longer and may never result in the FDA granting PMA. The FDA could delay, limit or deny approval of our PMA application for many reasons, including:

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

We will also have to obtain similar, and in some cases more stringent, foreign regulatory approval in order to commercialize our products outside of the United States. Even if approved, our Custom NX DES Systems may not be approved for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals to market our products in the United States or in foreign markets other than the European Union and certain other countries that recognize CE Mark. Any delay in, or failure to receive or maintain approval for our products could prevent us from generating revenue or achieving profitability.

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

On September 14, 2006, the FDA issued a Statement on Coronary Drug-Eluting Stents, which discusses clinical data presented at the March 2006 American College of Cardiology Scientific Sessions in Atlanta, Georgia and at the September 2006 European Society of Cardiology Annual Meeting/World Congress of Cardiology Meeting in Barcelona, Spain. This data suggested a small but significant increase in the rate of death and myocardial infarction, or heart attack, potentially due to late-stent thrombosis, in patients treated with drug eluting stents at 18 months to three years after stent implantation. The FDA stated that, while these studies have raised important questions regarding the safety and efficacy of drug eluting stents, it is not possible to fully characterize the mechanisms, risks and incidence rates of late-stent thrombosis following implantation of drug eluting stents based on currently available data. The FDA has not issued any new position to date regarding the safety of drug eluting stents. Although more recent studies have suggested that the safety of drug eluting stents is comparable to that of bare metal stents, the FDA and the European regulatory agencies have issued new guidelines for the approval of drug eluting stents which require additional clinical data and may prolong the process for obtaining regulatory approval.

In March 2007, the European Medicines Agency proposed new guidelines for the approval of drug eluting stents. These new guidelines, which are more rigorous than the previous standards, were finalized in May 2008 and became effective in December 2008.

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

• our license agreement with Biosensors terminates for any reason, including insolvency; or

• the supplier of our drug coating does not meet regulatory quality requirements and other specifications, certain regulatory approvals need to be obtained.

To date, our drug coating requirements have been limited to small quantities that we need to conduct our development and pre-clinical and clinical trials. If we obtain market approval for our products, and we are able to launch our product commercially, we would require substantially larger quantities of the drug coating or the components of the drug coating. Biosensors may not provide us with sufficient quantities of the drug coating or components and such supply may not meet our quality requirements or other specifications. For example, we have, in the past, experienced interruptions in the supply of adequate quantities of acceptable drug coating.  In the event we do not receive adequate supplies of acceptable drug coating or components, we will likely be unable to locate an alternative supplier, or any alternative drug, in a timely manner or on commercially reasonable terms, if at all. Any additional new source for Biolimus A9, the PLA or the drug coating will require the consent of Biosensors and prior FDA approval, which will require significant time and effort to obtain and there can be no assurance that we will obtain such regulatory approval. The inability to obtain sufficient quantities of the drug coating or components, or any delay in obtaining such supply could delay our clinical trials or affect the commercialization of our Custom NX DES Systems, which could have a significant adverse affect on our future operations.

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

If, in our large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher ® stent, the Taxus ® Express2™ stent, the Taxus Liberte stent, the Endeavor ® stent, the XienceTM V stent and the PromusTM stent, the six drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. In March 2008, the FDA published draft guidance regarding non-clinical and clinical studies for drug eluting stents See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.” We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

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

Before marketing and selling our Custom NX DES Systems or any other products, we must successfully complete pre-clinical studies and clinical trials that demonstrate that our products are safe and effective. We currently have a very limited amount of clinical data regarding the safety and efficacy of our Custom NX DES Systems, and no published data beyond three years. The results from our limited short-term clinical experience for our Custom NX DES Systems do not necessarily predict long-term clinical benefit and may not be replicated in subsequent clinical trials. Furthermore, all of our existing data has been produced in studies that involve relatively small patient groups, and the data may not be reproduced in wider patient populations. We need to conduct additional large-scale clinical trials to determine whether our products are safe and effective and to support our applications for regulatory approval in the United States. We expect that one or more of these additional clinical studies will be a comparative study comparing the safety and efficacy of our stents to the Xience V stent, the Promus stent, the Cypher stent, the Taxus Express2 stent, the Taxus Liberte stent or the Endeavor ® stent, the six drug eluting stents marketed in the United States, or to other stents that may become approved for marketing in the United States, and that these studies will involve large patient populations of approximately 2,100 patients implanted with our device.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

• insufficient personnel and financial resources to conduct and fund our clinical trials;

• in connection with our PMA application, Biosensors fails to respond in a timely manner, if at all, to questions that the FDA may have concerning a MAF Biosensors submits to the FDA on our behalf;

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA’s approval of our IDE application. We filed our IDE application in September 2007, and in October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and expect to receive a response from the FDA by the end of the first quarter of 2009. Even if we receive IDE approval from the FDA, we will not be able to initiate our IDE trial unless we obtain additional funding or complete a strategic transaction that provides adequate resources.  We cannot guarantee that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

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

Clinical trials necessary to support a PMA application for our Custom NX DES Systems will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. The clinical trials supporting the PMA applications for the Cypher stent, the Taxus Express2 stent and the Endeavor stent, which are approved by the FDA and currently marketed, involved patient populations of approximately 1,000, 1,300 and 1,100 respectively. We expect that we will need to provide the FDA with data on approximately 2,100 patients implanted with our device, with 12-month follow-up to support our PMA application. The FDA may require us to submit data on a greater number of patients or a longer follow-up period. For example, at an FDA workshop held in April 2008, the FDA recommended 18 month follow-up on at least 50% of patients. Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of our products, or they may be persuaded to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in our clinical trials may die before completion of the trial or suffer adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays or result in the failure of the clinical trial.

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

Problems with the stent to be used in the control group during our U.S. pivotal clinical trial could adversely affect its outcome.

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

Drug eluting stents were introduced in the United States in 2003. To date, the FDA has approved only the Taxus Express2, the Taxus Liberte, the Cypher, the Endeavor, the Xience V and the Promus drug eluting stents for commercial sale. Because drug eluting stents are relatively new and long-term success measures have not been completely validated, regulatory agencies, including the FDA, may take significantly more time in evaluating product approval applications for those types of products. Treatments may exhibit a favorable measure using one metric and an unfavorable measure using another metric. Any change in the accepted metrics may result in reconfiguration of, and delays in, our clinical trials. Furthermore, the result of recent studies suggesting a correlation between drug eluting stents and incidents of late-stent thrombosis may further delay and complicate the regulatory pathway for our products. Additionally, we have limited experience in filing and prosecuting the applications necessary to gain regulatory approvals, and we have limited personnel and resources to dedicate to the filing and prosecution of these applications. As a result, we may experience a long regulatory process in connection with obtaining regulatory approvals for our products.

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

Subject to the availability of sufficient resources, we intend to market our products in international markets. Although we have received CE Mark authorizing us to market our Custom NX DES Systems in the European Union and certain other countries that recognize CE Mark, in order to market our products in many other foreign jurisdictions, we must obtain separate regulatory approvals, and may need to conduct additional clinical trials. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any markets other than the European Union.

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

Various patents owned by third parties are directed to stent structures and materials. These patents include a group of “Lau” patents that were owned by Guidant Corporation, a subsidiary of Boston Scientific whose stent technology has been acquired by Abbott Vascular subject to certain rights retained by Boston Scientific, which are directed to flexible stent structures. The “Boneau” family of patents, owned by Medtronic, are directed to stents comprising multiple closed-loop elements. The “Fariabi” family of patents, formerly owned by Guidant, are directed to stents comprising cobalt- chromium alloys. The “Israel” and “Pinchasik” families of patents, owned by Medinol, are directed to stents with meandering strut patterns. A patent owned by Wall is directed to a radially collapsible mesh sleeve.

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of December 31, 2008 we had seven issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of stent systems or other medical devices. To be successful in commercializing our products we must either develop a sales and marketing infrastructure or enter into distribution arrangements with others to market and sell our products. Subject to the availability of adequate resources, we plan to market our product in Europe through independent distributors.  We have not yet hired any European sales people or entered into any third-party distribution agreements.

Subject to the availability of adequate resources, after establishing our European sales channels, if our Custom NX DES Systems are approved for commercial sale in the United States, we currently plan to establish our own direct U.S. sales force. If we develop our own marketing and sales capabilities, our sales force will be competing with the experienced and well-funded marketing and sales operations of our more established competitors. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. If we are unable to establish sales and marketing capabilities, we will need to contract with third parties to market and sell our products in the United States. To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services in the United States or internationally, our product revenue could be lower than if we directly marketed and sold our products, or any other stent system or related device that we may develop. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our future distributors may market their own products or distribute other companies’ products that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We have limited device manufacturing and drug coating capabilities and manufacturing personnel, and if our device manufacturing and drug coating facilities or our suppliers are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We currently have limited resources, facilities and experience to commercially manufacture the device component of our products and apply the drug coating to the stents. In addition, pursuant to the terms of the restated license agreement with Biosensors, we plan to perform our own drug coating formulation.  Furthermore, effective March 23, 2009, we substantially completed a reduction in our headcount from 122 to 7 employees, and we expect to fully complete that reduction by March 31, 2009.  None of the remaining employees will be manufacturing personnel.  In order to produce our Custom NX DES Systems in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that will require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all. If we develop and obtain regulatory approval for our products and are unable to manufacture a sufficient supply of our products, our revenue, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2010 by giving us 180 days’ notice, if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product, our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services, or CDHS. Our facility and quality systems are also required to pass annual audits for purposes of International Standardisation Organization, or ISO, compliance. We expect to be audited in the second or third quarter of 2009, but we do not believe that we have adequate personnel to pass the audit. We will not be able to commercialize our product until we successfully pass the audit. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2010, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

Although we have identified several vendors for the components of our products, some of our components are currently provided by only one vendor, or a single-source supplier. In addition to our reliance on Biosensors as the only source for the supply of our drug coating, we also depend on SurModics, which provides the slippery coating on our sheath. Our current agreement with SurModics, allows SurModics to terminate the agreement if we do not commercialize our product by July 1, 2009. We do not expect to commercialize our product by that date. We do not have long-term contracts with some of our third-party suppliers of components used in the manufacture of our stent delivery catheters or the cobalt chromium tubing and laser-precision cutting process required to produce the stent segments included in our device. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process and we do not carry a significant inventory of most components used in our products. Establishing additional or replacement suppliers for these components, and obtaining any additional regulatory approvals that may result from adding or replacing suppliers, will take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us. Some of our suppliers are also our competitors and may be reluctant to supply components to us on favorable terms, if at all.

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

One element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our Custom NX DES Systems. As our resources permit, we plan to do so through our internal research programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology. Research programs to identify new disease targets, products and delivery techniques require substantial technical, financial and human resources, whether or not any products are ultimately identified. We may determine that one or more of our pre-clinical programs do not have sufficient potential to warrant the allocation of resources. Our research programs may initially show promise in identifying potential products, yet fail to yield products for clinical development for many reasons, including the following:

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

We depend on certain of our officers, and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.

We are dependent on our President and Chief Executive Officer, Gregory D. Casciaro and our Vice President, Quality Assurance, Clinical and Regulatory Affaires, Philippe Marco, M.D. Due to the specialized knowledge both of these officers possesses with respect to interventional cardiology and our business activities, the loss of service of either of these officers could delay or prevent the successful completion of a fundraising event, a strategic transaction, or provided that we can continue with our ongoing operations, our clinical trials and the commercialization of our Custom NX DES Systems. Either of these officers may terminate their employment without notice and without cause or good reason. We carry key person life insurance on Mr. Casciaro but not on Philippe Marco, M.D.  In connection with our reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with nine of our employees, including our executive officers.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.  The expected termination dates for these employees range from March 31, 2009 to July 31, 2009.

Risks Related to Our Industry

If we fail to obtain an adequate level of reimbursement for our products from third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

Our failure to receive adequate reimbursement or pricing approvals in the United States or internationally would negatively impact market acceptance of our products in the markets in which those approvals are sought. The efficacy, safety, performance and cost-effectiveness of our products under development and of any competing products are some of the factors that will determine the availability of coverage and level of reimbursement. In the United States, a preliminary threshold for coverage and payment of medical devices and drugs generally includes approvals or clearances from the FDA. In addition, there is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. Third-party payors continually attempt to contain or reduce healthcare costs by challenging the prices charged for healthcare products and services, resulting in a downward pressure of reimbursement rates generally. Under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including approximately 10% to 14% reductions for those procedures using drug eluting stents. The reductions are being transitioned over a three year period that began in fiscal year 2007. In 2007, The Centers for Medicare and Medicaid Services, or CMS, which is responsible for administering the Medicare program, also implemented revised reimbursement codes that better reflect the severity of the patient’s condition in the hospital inpatient prospective payment system. If coverage and reimbursement for our products is unavailable, insufficient or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our products would be impaired and our future revenues, if any, would be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual report on Form 10-K for the year ended December 31, 2008. In addition, in our annual report on Form 10-K for the year ending December 31, 2009, the independent registered public accounting firm auditing our financial statements must attest to the effectiveness of our internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines. We will be testing our internal control over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement.

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

As of January 31, 2009, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 75.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Volatility in the stock price of other companies may contribute to volatility in our stock price.

The NASDAQ Global Market, particularly in recent months, has experienced significant volatility, including with respect to medical technology, pharmaceutical, biotechnology and other life science company stocks. The volatility of medical technology, pharmaceutical, biotechnology and other life science company stocks often does not relate to the operating performance of the companies represented by the stock. Further, there has been particular volatility in the market price of securities of early stage and development stage life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently occupy a facility of approximately 50,000 square feet in Menlo Park, California, under a lease which expires on May 31, 2012. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2010 if it has obtained certain redevelopment rights with respect to the leased premises, and we may terminate the lease at anytime on or after May 1, 2010 for any reason. We believe that our existing facility is adequate to meet our needs for at least the next 12 months and we expect that it will be available to us through such period. As we begin commercialization of our products, we expect that we will need additional space. We cannot assure you that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any material pending or threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our Common Stock, par value $0.001, is traded on the NASDAQ Global Market under the symbol “XTNT.”

As of March 4, 2009, the closing price of our Common Stock on the NASDAQ Global Market was $0.41 per share, and the number of stockholders of record was approximately 109.

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

The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the NASDAQ Global Market:

Year Ended December 31, 2007	High	Low
First Quarter (beginning February 1, 2007)	$16.48	$11.23
Second Quarter	13.97	8.74
Third Quarter	10.54	7.74
Fourth Quarter	10.84	8.50

Year Ended December 31, 2008	High	Low
First Quarter	$10.00	$4.60
Second Quarter	6.52	2.50
Third Quarter	3.14	1.05
Fourth Quarter	1.31	0.25

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding common stock that may be issued upon the exercise of options, warrants and rights under our 2002 Stock Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,510,678	$5.48	2,442,643
Equity compensation plan not approved by security holders	—	N/A	—
Total	2,510,678		2,442,643

(1)           Does not include an outstanding option to purchase 5,209 shares which was issued outside of the approved option plans.

(2)           Securities remaining available for future issuance under equity compensation plans includes 1,078,547 shares available for issuance under the 2006 Employee Stock Purchase Plan.

Stock Performance Graph

The following graphic representation shows a comparison of total stockholder returns for holders of our common stock from February 2007, the date of our initial public offering, through December 31, 2008, compared with the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. This graphic comparison is presented pursuant to the rules of the Securities and Exchange Commission.

XTENT, Inc.

Nasdaq Medical Devices, Instruments and Supplies, Manufacturers

and Distributers Stocks Index

Nasdaq Stock Market - U.S. Index

ITEM 6.  SELECTED FINANCIAL DATA

We derived the selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the period from June 13, 2002 (Inception) to December 31, 2008 and balance sheet data as of December 31, 2008 and 2007 from our audited financial statements that are included elsewhere in this Form 10-K. We derived the selected statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 from our audited financial statements not included in this Form 10-K.Our historic results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Cummulative Period from June 13, 2002 (Date of Inception) to December 31,	Year Ended December 31,
	2008	2008	2007	2006 (2)	2005	2004
	(in thousands, except per share data)
Operating expenses:
Research and development	$105,584	$31,170	$30,888	$18,923	$12,139	$7,118
General and administrative	34,460	10,917	11,269	7,258	2,214	1,883
Total operating expenses	140,044	42,087	42,157	26,181	14,353	9,001

Loss from operations	(140,044)	(42,087)	(42,157)	(26,181)	(14,353)	(9,001)

Interest and other income, net	6,063	966	3,363	1,137	323	110

Net loss	(133,981)	(41,121)	(38,794)	(25,044)	(14,030)	(8,891)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	(13,095)	—	—	(13,095)	—	—

Net loss attributable to common stockholders	$(147,076)	$(41,121)	$(38,794)	$(38,139)	$(14,030)	$(8,891)

Net loss per share attributable to common stockholders - basic and diluted (1)		$(1.78)	$(1.87)	$(13.96)	$(6.84)	$(5.00)

Weighted-average common shares outstanding - basic and diluted		23,116	20,703	2,732	2,052	1,779

(1)           See Note 2 of the notes to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

(2)           The Company adopted the provisions of SFAS 123(R) starting January 1, 2006.

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$13,373	$13,366	$23,105	$6,564	$4,761
Short-term investments	5,752	44,394	—	—	—
Working capital	17,070	54,581	21,066	5,588	4,143
Total assets	23,995	62,415	27,121	8,675	6,136
Reedeemable convertible preferred stock	—	—	75,593	35,900	20,406
Total stockholders’ equity (deficit)	21,508	58,331	(50,780)	(28,372)	(14,925)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Over the past four years, we have been conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2008, the one year data from our CUSTOM III clinical trial, the two year data from our CUSTOM II clinical trial and the three year data from our CUSTOM I clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. We believe the data from these clinical trials provided preliminary evidence of safety and efficacy and support further development of our in situ customization approach.  In March 2009, we received CE Mark for our Custom NX DES Systems authorizing us to market our products in the European Union and certain other countries that recognize the CE Mark.  Even though we have received CE Mark, we will not be able to commercialize our products in the European Union unless we obtain additional financing, or we consummate a strategic transaction that permits us to commercialize in Europe. We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect will require data from a large clinical trial of up to 2,100 patients. We expect to obtain this data through our planned CUSTOM IV clinical trial, but to initiate the CUSTOM IV trial, we must first obtain clearance of an investigational device exemption, or IDE, from the FDA. We filed our IDE application in September 2007, and in October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and expect to receive a response from the FDA by the end of the first quarter of 2009. Even if we receive IDE approval from the FDA, we will not be able to initiate our IDE trial unless we obtain additional financing, or we consummate a strategic transaction that permits us to initiate our IDE trial.  We cannot guarantee that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

To date, we have not generated any revenue from our development activities and will not be able to generate revenue until one of our products is approved, if ever. We have incurred net losses in each year since our inception in June 2002. Through December 31, 2008, we had an accumulated deficit of $134.0 million. Provided we are able to obtain adequate financing, we expect our losses to continue to increase as we expand our clinical trial activities and initiate commercialization activities. Since inception we have financed our operations primarily through the sale of our equity securities. In May and June 2006, we raised aggregate net cash proceeds of approximately $30.0 million in a private placement of shares of our Series D convertible preferred stock. On February 1, 2007 we completed our initial public offering of our common stock which raised net proceeds of $68.2 million.

Recent Developments

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 115 of our 122 employees.  The reduction was substantially completed on March 23, 2009, and we expect it to be fully completed by March 31, 2009.

We also engaged Piper Jaffray & Co. in January 2009 to help us explore potential strategic alternatives, which may include, without limitation, a merger, a sale of substantially all our assets, a financing, or a sale of a portion of our assets, such as our peripheral stent product, our drug eluting balloon product or our bioabsorbable stent product.  Although we cannot be sure that we will be able to identify or complete a suitable strategic transaction, we believe that we have retained sufficient employees to facilitate such a transaction.

If we are successful in identifying and completing a strategic transaction, substantial changes may be made to our current operations or they may be completely discontinued.  For example, if we are acquired by a third party, that third party may choose not to pursue some or any of our current product development initiatives, such as our Custom NX drug eluting stent systems, our Custom NX peripheral stent technology, our customizable drug eluting balloon technology or our bioabsorbable stent technology.

In connection with the reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with nine of our employees, including our executive officers.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.  The expected termination dates for these employees range from March 31, 2009 to July 31, 2009.

Financial Operations

Revenue

To date, we have not generated any revenue from the sale of our stent systems. Revenue generation is subject to commercial launch of our product in Europe.  Even though we received CE Mark in March 2009, we will not be able to commercialize our product in the European Union unless we obtain additional financing, or we consummate a strategic transaction that permits us to commercialize in Europe. We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. From our inception through December 31, 2008, we incurred $105.6 million in research and development expenses related to developing our products, including the clinical trials necessary to support regulatory approval.  We expect our research and development expenses to decrease due to the reduction in force that we substantially completed on March 23, 2009, and we expect to fully complete by March 31, 2009.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through December 31, 2008, we incurred $34.5 million in general and administrative expenses.  We expect our general and administrative expenses to decrease due to the reduction in force we plan to complete in March 2009.

Results of Operations

Comparison of Years Ended December 31, 2008 And 2007

Revenue.  We did not generate any revenue during the years ended December 31, 2008 or 2007.

Research and Development

	Years Ended December 31,		Dollar
	2008	2007	Change
	(in thousands)
Research and development expenses	$31,170	$30,888	$282

The $0.3 million increase in research and development expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily attributable to:

•                  An increase of $1.6 million in personnel costs related to the hiring of additional employees in our research and development and manufacturing departments prior to the reduction in force completed in July 2008, and;

•                  An increase of $0.6 million in rent, depreciation on equipment and facilities costs due to the expansion of our manufacturing capacity prior to the reduction in force in July 2008, and;

•                  An increase of $0.2 million related to the license agreement with Millimed, partially offset by;

•                  A decrease of $1.5 million for prototype parts, supplies, and outside services related to product development as we implemented spending decreases in the last half of 2008, and;

•                  A decrease of $0.6 million in expenses related to the support of our clinical research studies in 2008 as compared to the higher expense related to support of our CUSTOM III clinical trial during 2007.

We expect our research and development expenses to decrease significantly as we implement additional cost savings measures in early 2009 associated with the March 2009 reduction in force.

General and Administrative

	Years Ended December 31,		Dollar
	2008	2007	Change
	(in thousands)
General and administrative expenses	$10,917	$11,269	$(352)

The $0.4 million decrease in general and administrative expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily attributable to:

•                  A decrease of $0.5 million in consulting and other administrative services due to cost saving measures associated with the reduction in force in July 2008, and;

•                  A decrease of $0.2 million due to reductions in spending for trade shows, travel and marketing materials; partially offset by

•                  An increase of $0.2 million in rent, depreciation on equipment and facilities costs due to expansion of our manufacturing capacity prior to the reduction in force in July 2008, and;

•               An increase of $0.1 million in personnel costs related to an increase of $0.3 million in stock compensation expense related to higher stock option grants in 2008 as compared to 2007, offset by a decrease of $0.2 million in personnel costs as a result of our reduction in force in July 2008.

We expect our general and administrative expenses to decrease significantly as we implement additional cost savings measures in early 2009 associated with the March 2009 reduction in force.

Interest and Other Income, Net

	Years Ended December 31,		Dollar
	2008	2007	Change
	(in thousands)
Interest and other income, net	$966	$3,363	$(2,397)

The $2.4 million decrease in interest and other income for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily attributable to a decrease in the average levels of cash, cash equivalents and short-term investments as well as lower average interest rates.

Income Taxes.  Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

As of December 31, 2008, we had net operating loss carry-forwards of approximately $94.8 million available to reduce future taxable income, if any, for Federal and California state income tax purposes. The Federal income tax net operating loss carry-forward begins expiring in 2022, and the California state income tax net operating loss carry-forward begins expiring in 2015. As of December 31, 2008, we had research and development credit carry-forwards of approximately $4.2 million and $4.4 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The Federal income tax research and development credits carry-forwards begin expiring in 2022, and the California state income tax research and development credits carry-forward indefinitely.

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

Comparison of Years Ended December 31, 2007 And 2006

Revenue.  We did not generate any revenue during the years ended December 31, 2007 or 2006.

Research and Development

	Years Ended December 31,		Dollar
	2007	2006	Change
	(in thousands)
Research and development expenses	$30,888	$18,923	$11,965

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

General and Administrative

	Years Ended December 31,		Dollar
	2007	2006	Change
	(in thousands)
General and administrative expenses	$11,269	$7,258	$4,011

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

Interest and Other Income, Net

	Years Ended December 31,		Dollar
	2007	2006	Change
	(in thousands)
Interest and other income, net	$3,363	$1,137	$2,226

The $2.2 million increase in interest and other income for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily attributable to an increase in the levels of cash, cash equivalents and short-term investments as a result of our Initial Public Offering in February 2007.

Liquidity And Capital Resources

Our cash and cash equivalents, and short-term investments balances as of December 31, 2008 and December 31, 2007 are summarized as follows:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Cash and cash equivalents	$13,373	$13,366
Short-term investments	5,752	44,394
Total cash and cash equivalents and short-term investments	$19,125	$57,760

Sources of Liquidity

We are in the development stage and have incurred losses since our Inception in June 2002. As of December 31, 2008, we had an accumulated deficit of $134.0 million. Prior to our Initial Public Offering, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. On February 1, 2007, we completed our Initial Public Offering, raising $68.2 million in net proceeds. Upon completion of the reduction in force in March 2009, our cash requirements will be greatly reduced and we are working with Piper Jaffray & Co. to explore potential strategic alternatives, which may include, without limitation, a merger, a sale of substantially all our assets, a financing, or a sale of a portion of our assets, such as our peripheral stent product, our drug eluting balloon product or our bioabsorbable stent product.  If we are not successful in identifying and completing a strategic transaction or securing adequate funding, we may not be able to continue our operations and may need to wind up our business and liquidate our assets.

If we are successful in identifying and completing a strategic transaction, substantial changes may be made to our current operations or they may be completely discontinued.  For example, if we are acquired by a third party, that third party may choose not to pursue some or any of our current product development initiatives, such as our Custom NX drug eluting stent systems, our Custom NX peripheral stent technology, our customizable drug eluting balloon technology or our bioabsorbable stent technology.

As of December 31, 2008, we did not have any outstanding or available debt financing arrangements, we had working capital of $17.1 million, and our primary source of liquidity was $19.1 million in cash and cash equivalents and short-term investments.

Summary of Cash Flows

Our operating, investing and financing activities for the year ended December 31, 2008 and December 31, 2007 are summarized as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(37,401)	$(34,353)
Net cash provided by (used in) investing activities	37,151	(44,858)
Net cash provided by financing activities	257	69,472
Net increase (decrease) in cash and cash equivalents	7	$(9,739)

Operating Activities

Net cash used in operating activities was $37.4 million for the year ended December 31, 2008, compared to $34.4 million for the year ended December 31, 2007. The net cash used in operating activities for the years ended December 31, 2008 and December 31, 2007 primarily reflects expenses related to product development and clinical trials. These expenses were offset in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $37.2 million for the year ended December 31, 2008, compared to net cash used in investing activities of $44.9 million for the year ended December 31, 2007. Net cash provided by investing activities for the year ended December 31, 2008 was attributable to the maturity of short-term investments of $53.1 million and the proceeds from the sale of investments of $10.0 million, which were partially offset by the purchase of short-term investments of $24.1 million and the purchase of property and equipment of $1.8 million. The net cash used to purchase investments of $118.2 million during the year ended December 31, 2007 was derived from the cash raised by our Initial Public Offering in February 2007. Net cash used in investing activities for the year ended December 31, 2007 was primarily attributable to the purchase of property and equipment totaling $2.2 million.  Net cash provided by investing activities for the year ended December 31, 2007 was attributable to the maturity of short-term investments of $71.6 million and the proceeds from the sale of investments of $4.0 million.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2008, compared to $69.5 million for the year ended December 31, 2007. Net cash provided by financing activities for the year ended December 31, 2008 was primarily attributable to $0.3 million related to the issuance of common stock through the exercise of stock options and the Employee Stock Purchase Plan. Net cash provided by financing activities for the year ended December 31, 2007 was primarily attributable to our Initial Public Offering in February 2007.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. Even though we received CE Mark in March 2009 authorizing us to market our products in the European Union, we will not be able to commercialize our product unless we obtain additional financing, or we consummate a strategic transaction that permits us to commercialize in Europe. We can provide no assurance that such a financing or strategic transaction will be available on terms agreeable to us, or at all. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of our products.  Our current cash and cash equivalents and short-term investments are not sufficient to meet the cash requirements of these activities.

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 115 of our 122 employees.  We substantially completed this reduction on March 23, 2009 and expect to fully complete it by March 31, 2009.  With this reduction, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through December 31, 2009, although our operations will be limited until such time as a strategic transaction is achieved.  If we are successful in identifying and completing a strategic transaction, substantial changes may be made to our current operations or they may be completely discontinued.  For example, if we are acquired by a third party, that third party may choose to not pursue some or any of our current product development initiatives, such as our Custom NX drug eluting stent systems, our Custom NX peripheral stent technology, our customizable drug eluting balloon technology or our bioabsorbable stent technology.  If we are not successful in identifying and completing a strategic transaction or securing adequate funding, we may not be able to continue our operations and may need to wind up our business and liquidate our assets.

Our forecasts for the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” contained in Item 1A of Part I of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010 to 2012	2013 to 2015	2016 and Later
	(in thousands)
Operating lease	$1,694	$479	$1,215	$—	$—
Minimum royalty obligations	1,680	155	540	540	445
Total	$3,374	$634	$1,755	$540	$445

The long-term commitments under operating leases shown above consist of payments related to our real estate lease in Menlo Park, California, which was amended in May 2007, extending the term of the lease through May 31, 2012. We may terminate the lease for any reason on or after May 1, 2010, and the landlord may terminate the lease on or after that date provided that the landlord has obtained certain redevelopment rights with respect to the leased premises.

We have license agreements with Bisensors and SurModics under which we have minimum royalty commitments. The total royalty payments for these licenses are based on our net revenues and therefore have no maximum. To date, we have paid $140,000 in royalty payments to SurModics, and future commitments are shown in the table above, including an additional $20,000 milestone payment upon regulatory approval of our products.  Minimum royalty payments to Biosensors of $100,000 per year begin upon CE Mark approval. In addition, we have paid $555,000 in milestone payments to date under license agreements with two other licensors.

In April 2007, we entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in our products. The terms of the agreement required minimum purchases over two years at contractual prices set in Euros. As of December 31, 2008, $5.6 million had been paid for purchases under this supply agreement.  Based on the contract, any further purchase commitments have been delayed until we receive approval from the FDA to begin clinical trials in the United States.

In December 2007, we entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which we purchase the drug and polymer components for our drug coating. As of December 31, 2008, we have purchase commitments to Biosensors of approximately $43,000.

In October 2007, we entered into a Contract Research Organization Agreement with Bailer Research, Inc., under which Bailer agreed to provide certain monitoring services with respect to our then planned U.S. clinical trial. At the time of signing, the commitment under this contract was estimated to be from $11 to $13 million over a period of 79 months. Payments were to be made in installments based on trial related milestones, and were to begin upon approval from the FDA to begin the clinical trial.  In December 2008, we provided Bailer with the 30-day notice to terminate this contract. No payments have been paid or are owed under the contract.

In January 2008, we entered into a contract with Cardiovascular Research Foundation, or CRF, under which CRF was to perform certain data coordination and analysis services in connection with our then planned clinical trial in the United States. We estimated that we would pay a total of $6.9 to $7.7 million to CRF over a period of approximately 75 months. Payments were to be made in installments based on related trial milestones. Upon signing this contract, we paid CRF approximately $638,000 as a prepayment against the initiation of the related services.  In January 2009, we provided CRF with the 60-day notice to terminate this contract, and no further amounts are owed under the contract.

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

Effective January 1, 2006, we adopted SFAS 123(R) using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. During 2008, we granted stock options to employees to purchase approximately 1,079,000 shares of common stock with a weighted-average exercise price of $6.04 per share under the Black-Scholes valuation model.

As of December 31, 2008, we had total unrecognized stock-based compensation costs of approximately $5.2 million arising from stock option grants through December 31, 2008, which is expected to be amortized as follows (in thousands):

Year Ending December 31, 2009	Year Ending December 31, 2010	Year Ending December 31, 2011	Year Ending December 31, 2012
$3,066	$1,667	$453	$43

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159. The adoption of SFAS 159 has not impacted our results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We continue to evaluate the potential impact of the adoption of SFAS No. 141(R) on our results of operations and financial condition.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government securities. Our cash and cash equivalents as of December 31, 2008 consisted primarily of liquid money market funds and certificates of deposits and U.S. Treasury notes.  Our short-term investments as of December 31, 2008 consisted primarily of U.S. government and agency securities. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

Exchange rate risk

Under our Supply Agreement with Fortimedix, we have market risk exposure to adverse changes in foreign exchange rates. The cost of the stents we purchase from Fortimedix requires payment in Euros. Fluctuations in the Euro to U.S. dollar exchange rate therefore impacts the cost of our product. In addition, we have expenses accrued in Euros for payments related to our Custom I, II, III and PK clinical trials. To date, we have not experienced any significant negative foreign exchange transaction losses. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

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

ITEM 8.  FINANCIAL STATEMENTS

XTENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XTENT, Inc.

(a development stage company)

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of XTENT, Inc. (a development stage company) at December 31, 2008 and 2007, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2008 and, cumulatively for the period from June 13, 2002 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 24, 2009

XTENT, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$13,373	$13,366
Short-term investments	5,752	44,394
Prepaid expenses and other current assets	432	905
Total current assets	19,557	58,665

Property and equipment, net	4,100	3,601
Other non-current assets	338	149
Total assets	$23,995	$62,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943	$1,960
Accrued liabilities	1,544	2,124
Total current liabilities	2,487	4,084

Commitments and Contingencies (note 6)

Stockholders’ equity
Common stock: $0.001 par value 100,000 shares authorized at December 31, 2008 and December 31, 2007 23,325 and 23,015 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	23	23
Additional paid-in capital	155,511	151,496
Deferred stock-based compensation	(56)	(364)
Accumulated other comprehensive income	11	36
Deficit accumulated during the development stage	(133,981)	(92,860)
Total stockholders’ equity	21,508	58,331

Total liabilities and stockholders’ equity	$23,995	$62,415

The accompanying notes are an integral part of these financial statements

XTENT, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				Cummulative
				Period from
				June 13, 2002
				(Inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008
Operating expenses:
Research and development (1)	$31,170	$30,888	$18,923	$105,584
General and administrative (1)	10,917	11,269	7,258	34,460
Total operating expenses	42,087	42,157	26,181	140,044

Loss from operations	(42,087)	(42,157)	(26,181)	(140,044)

Interest and other income, net	966	3,363	1,137	6,063

Net loss	(41,121)	(38,794)	(25,044)	(133,981)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(13,095)	(13,095)

Net loss attributable to common stockholders	$(41,121)	$(38,794)	$(38,139)	$(147,076)

Net loss per share attributable to common stockholders - basic and diluted	$(1.78)	$(1.87)	$(13.96)

Weighted-average common shares outstanding - basic and diluted	23,116	20,703	2,732

(1) Includes the following stock-based compensation charges:
Research and development	$1,418	$1,490	$1,258	$4,479
General and administrative	$2,435	$2,088	$986	$5,589

The accompanying notes are an integral part of these financial statements

XTENT, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except per share amounts)

						Deficit
					Accumulated	Accumulated
			Additional	Deferred	Other	During the	Total
	Common Stock		Paid-in	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Stage	Equity (Deficit)
Inception:
Issuance of common stock to founders at $0.001 per share in exchange for cash	1,625	$2	$2	$—	$—	$—	$4
Exercise of stock options for cash at $0.001 per share	62	—	—	—	—	—	—
Stock-based compensation for non employees		2					2
Net loss			—			(2,124)	(2,124)
Balance at December 31, 2002	1,687	2	4	—	—	(2,124)	(2,118)

Issuance of common stock for services received in July 2003	15	—	6	—	—	—	6
Stock-based compensation for non-employees		—	6	—	—	—	6
Exercise of stock options for cash at $0.20 per share	10	—	2	—	—	—	2
Net loss						(3,977)	(3,977)
Balance at December 31, 2003	1,712	2	18	—	—	(6,101)	(6,081)

Issuance of common stock for services received in May 2004	100	—	40	—	—	—	40
Exercise of stock options for cash at $0.20 and $0.40 per share	10	—	2	—	—	—	2
Stock-based compensation for non-employees	—	—	5	—	—	—	5
Net loss						(8,891)	(8,891)
Balance at December 31, 2004	1,822	2	65	—	—	(14,992)	(14,925)

Exercise of stock options for cash at $0.20 and $0.40 per share	1,161	1	43	—	—	—	44
Vesting of restricted common stock from early exercises	—	—	159	—	—	—	159
Deferred stock-based compensation	—	—	1,272	(1,272)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	226	—	—	226
Stock-based compensation for non-employees	—	—	154	—	—	—	154
Net loss						(14,030)	(14,030)
Balance at December 31, 2005	2,983	3	1,693	(1,046)	—	(29,022)	(28,372)

Issuance of common stock for services	15	—	185	—	—	—	185
Exercise of stock options for cash at $0.20 to $3.50 per share	354	—	92	—	—	—	92
Vesting of restricted common stock from early exercises	—	—	115	—	—	—	115
Amortization of deferred stock-based compensation	—	—	—	302	—	—	302
Reversal of deferred stock-based compensation	—	—	(71)	71	—	—	—
Stock-based compensation for non-employees	—	—	539	—	—	—	539
Employee stock-based compensation under SFAS No. 123R	—	—	1,403	—	—	—	1,403
Beneficial conversion feature on issuance of Series C & D redeemable convertible preferred stock	—	—	13,095	—	—	—	13,095
Deemed dividend related to Beneficial conversion feature on the issuance of Series C & D redeemable convertible preferred stock	—	—	(13,095)	—	—	—	(13,095)
Net loss	—	—	—	—	—	(25,044)	(25,044)
Balance at December 31, 2006	3,352	3	3,956	(673)	—	(54,066)	(50,780)

Common stock issued in connection with our Initial Public Offering	4,700	5	68,232	—	—	—	68,237
Conversion of redeemable convertible preferred stock to common stock upon Initial Public Offering	14,744	15	75,578	—	—	—	75,593
Exercise of stock options for cash at $0.20 to $3.50 per share	192	—	111	—	—	—	111
Issuance of common stock under employee stock purchase plan	27	—	249	—	—	—	249
Vesting of restricted common stock from early exercises	—	—	101	—	—	—	101
Amortization of deferred stock-based compensation	—	—	—	285	—	—	285
Reversal of deferred stock-based compensation	—	—	(24)	24	—	—	—
Stock-based compensation for non-employees	—	—	155	—	—	—	155
Employee stock-based compensation under SFAS No. 123R	—	—	3,138	—	—	—	3,138
Net loss	—	—	—	—	—	(38,794)	(38,794)
Net unrealized gains on available-for-sale securities	—	—	—	—	36	—	36
Total comprehensive loss							(38,758)
Balance at December 31, 2007	23,015	23	151,496	(364)	36	(92,860)	58,331

Exercise of stock options for cash at $0.20 to $9.20 per share	175	—	106	—	—	—	106
Issuance of common stock under employee stock purchase plan	85	—	151	—	—	—	151
Issuance of common stock for patent rights	50	—	150	—	—	—	150
Vesting of restricted common stock from early exercises	—	—	63	—	—	—	63
Amortization of deferred stock-based compensation	—	—	—	242	—	—	242
Reversal of deferred stock-based compensation	—	—	(66)	66	—	—	—
Stock-based compensation for non-employees	—	—	21	—	—	—	21
Employee stock-based compensation under SFAS No. 123R	—	—	3,590	—	—	—	3,590
Net loss	—	—	—	—	—	(41,121)	(41,121)
Net unrealized loss on available-for-sale securties	—	—	—	—	(25)	—	(25)
Total comprehensive loss							(41,146)
Balance at December 31, 2008	23,325	$23	$155,511	$(56)	$11	$(133,981)	$21,508

The accompanying notes are an integral part of these financial statements

XTENT, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

				Cummulative
				Period from
				June 13, 2002
				(Date of
				Inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Cash flows from operating activities:
Net loss	$(41,121)	$(38,794)	$(25,044)	$(133,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,304	1,137	789	4,021
Accretion of securities discount	(366)	(1,705)	—	(2,071)
Loss (gain) on sale of investments	(26)	20	—	(6)
Loss on disposal of property and equipment	25	81	10	188
Stock-based compensation expense	3,853	3,578	2,244	10,068
Stock issued in exchange for services and patents	150	—	185	381
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30)	(290)	(206)	(712)
Accrued interest receivable on securities	344	(372)	—	(28)
Accounts payable	(1,017)	1,100	332	828
Accrued liabilities	(517)	892	783	1,656
Net cash used in operating activities	(37,401)	(34,353)	(20,907)	(119,656)

Cash flows from investing activities:
Purchase of investments	(24,084)	(118,238)	—	(142,322)
Proceeds from maturities of investments	53,130	71,579	—	124,709
Proceeds from sale of investments	9,963	3,986	—	13,949
Purchase of property and equipment	(1,830)	(2,185)	(1,661)	(8,306)
Restricted cash	(30)	—	150	(30)
Proceeds from sale of property and equipment	2	—	3	20
Net cash provided by (used in) investing activities	37,151	(44,858)	(1,508)	(11,980)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	39,692	75,592
Proceeds from initial public offering, net of offering costs	—	69,112	(875)	68,237
Principal payments on capital lease obligations	—	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	257	360	139	1,203
Net cash provided by financing activities	257	69,472	38,956	145,009

Net increase (decrease) in cash and cash equivalents	7	(9,739)	16,541	13,373
Cash and cash equivalents at beginning of period	13,366	23,105	6,564	—

Cash and cash equivalents at end of period	$13,373	$13,366	$23,105	$13,373

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(66)	$(24)	$(71)	$(161)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$(13,095)	$(13,095)
Equipment acquired under capital leases	$—	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$63	$101	$115	$438
Deferred initial public offering costs	$—	$875	$—	$875
Changes in net unrealized gains on investments	$(25)	$36	$—	$11

The accompanying notes are an integral part of these financial statements

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

The Company

XTENT, Inc. (the “Company”) was incorporated in the state of Delaware on June 13, 2002 (Inception), and is focused on developing and commercializing innovative drug eluting stent systems for the treatment of coronary artery disease. The Company is in the development stage and since inception has devoted substantially all of its time and efforts to developing products, raising capital and recruiting personnel.

The Company has incurred net operating losses each year since inception. At December 31, 2008, the Company had an accumulated deficit of $134.0 million and cash and cash equivalents and short term investments of $19.1 million. The Company has not achieved positive cash flows from operations. In May and June 2006, the Company completed a Series D redeemable convertible preferred stock financing and raised approximately $30.0 million in cash and on February 1, 2007 completed its initial public offering raising net proceeds of $68.2 million (the “Initial Public Offering”). In January 2009, the Company announced an initiative to reduce its workforce by 115, or 94%.  See Note 13. The Company plans to explore strategic financing alternatives in the first half of 2009, which may include, without limitation, a merger, a sale of substantially all Company assets, a financing, or a sale of a portion of Company assets, such as the peripheral stent product, the drug eluting balloon product, or the bioabsorbable stent product.  If the Company is successful in identifying and completing a suitable strategic transaction, substantial changes may be made in its operations.  Upon completion of the headcount reduction in the first quarter of 2009, the Company expects that it will have enough cash and cash equivalents to fund limited operations through at least December 31, 2009. If a strategic transaction is not completed or adequate funding is not obtained, the Company will be unable to continue operations and may need to wind up its business and liquidate its assets.  .

Management continues to work toward its objective of creating corporate value by successfully obtaining regulatory approval of its products in the United States and Europe. The failure of the Company to obtain approval of its products by regulatory authorities could have a material adverse effect on the Company’s business, results of operations, future cash flows and financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements or the original issuance date, if later, and reported amounts of expenses during the reporting period. The primary estimates underlying our financial statements include the fair value of our investment portfolio, income tax valuation, and assumptions regarding variables used in calculating the fair value of our equity awards. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions. Cash equivalents consist primarily of money market funds and U.S. Treasury notes.

Investments

Investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and they are recorded at fair value. The fair value of investments is based on quoted market prices. As of December 31, 2008, all of the Company’s investments were short-term in nature.

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

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If the Company believes that an other-than-temporary decline exists in one of its marketable securities, it writes down these investments to the fair value and records the write-down as a loss within interest and other income, net in the Company’s statement of operations.

Restricted Cash

The Company has restricted cash in the amount of $30,000 related to a certificate of deposit held as security against credit cards used by employees in the purchasing department.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Financial instruments are comprised primarily of A1 and P1 or better-rated of money market funds and U.S. Government and agency securities. The Company’s cash is mainly deposited with one major financial institution, which at times exceeds the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company mitigates the concentration of credit risk in cash equivalents and short-term investments by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented and believes that it is not exposed to any significant risk on these balances.

Risks and Uncertainties

The Company is subject to risks common to companies in the development stage including, but not limited to, development of new products, development of markets and distribution channels, dependence on key personnel and the ability to obtain additional capital as needed to fund its product plans and operations. The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future.

The Company has a limited operating history and has yet to generate any revenues from customers. To date, the Company has been funded by private equity financings and its Initial Public Offering in February 2007. The Company plans to explore strategic financing alternatives in the first half of 2009, which may include, without limitation, a merger, a sale of substantially all Company assets, a financing, or a sale of a portion of Company assets, such as the peripheral stent product, the drug eluting balloon product, or the bioabsorbable stent product.

If the Company is successful in identifying and completing a strategic transaction, substantial changes may be made to its current operations or the Company may discontinue its operations entirely if an acquiring Company does not pursue some or all of the ongoing product development initiatives.  See Subsequent Events, Note 13.

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

The Company is wholly dependent on Biosensors, the sole vendor for the development, manufacture and supply of the drug coating placed on the Company’s stents, and no alternative source is available. Any delay or failure to adequately develop or supply the drug coating by this vendor or the submission of a drug master file, or MAF, to regulatory authorities could delay the Company’s clinical trials or prevent or delay commercialization of the Company’s product. The loss of this sole vendor, the deterioration of the Company’s relationship with this sole vendor, or a significant increase in the price of the drug coating that we purchase from this sole vendor could have a material adverse effect on the Company’s financial position and results of operations.

The Company also depends on other vendors as sole suppliers of materials used in manufacturing the Company’s product. The loss of any of these vendors could cause delays in the production of the Company’s product and have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Based on the prolific litigation that has occurred in the stent industry and the fact that the Company may pose a competitive threat to some large and well-capitalized companies who own or control patents relating to stents and their use, manufacture and delivery, one or more third parties may assert a patent infringement claim against the Company based on

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

one or more of these patents. A number of these patents are owned by very large and well-capitalized companies that are active participants in the stent market. Because patent applications can take many years to issue, there may be currently pending applications, unknown to the Company, which may later result in issued patents that pose a material risk to the Company.

Before marketing and selling the Company’s products, the Company must successfully complete pre-clinical studies and clinical trials that demonstrate that its products are safe and effective. Product development, including pre-clinical studies and clinical testing, is a long, expensive and uncertain process and is subject to delays. If additional funding is obtained, it may take the Company several years to complete its testing, if the Company completes it at all, and the Company’s clinical trials may fail at any stage. Furthermore, data obtained from any clinical trial may be inadequate to support a PMA application.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts payable, and accrued liabilities which approximate fair value due to their short maturities. The Company’s short-term investments are valued at fair value based on quoted market prices.

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

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, manufacturing of clinical and prototype units, costs associated with clinical trials, non-clinical activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research organizations which conduct certain research and development activities on behalf of the Company. Costs incurred in the research and development of products are charged to research and development expense as incurred.

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

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company’s unrealized gains (losses) on available-for-sale securities represent the only component of other comprehensive loss that is excluded from the Company’s net loss and is reflected as a component of stockholders’ equity.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(41,121)	$(38,794)	$(25,044)
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(13,095)
Net loss attributable to common stockholders	$(41,121)	$(38,794)	$(38,139)

Denominator:
Weighted-average common shares outstanding	23,175	20,979	3,264
Less: Weighted-average unvested common shares subject to repurchase	(59)	(276)	(532)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	23,116	20,703	2,732

Net loss per share attributable to common stockholders - basic and diluted	$(1.78)	$(1.87)	$(13.96)

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Redeemable convertible preferred stock	—	—	14,744
Options to purchase common stock	2,516	2,167	1,894
Common stock subject to repurchase	7	164	417
Shares issuable under Employee Stock Purchase Plan	57	11	—

Stock-Based Compensation

The Company maintains performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee consultants. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, with disclosures in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to account for stock options granted to employees. Under APB 25, stock-based compensation expense is recognized over the vesting period of the option to the extent that the fair value of the stock exceeds the exercise price of the stock option at the date of the grant.

Effective January 1, 2006, the Company adopted SFAS 123(R), requiring measurement of the cost of employee services received in exchange for all equity awards granted based on the fair value of the award on the grant date. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an options pricing model. The Company currently uses the Black Scholes valuation model to estimate the fair value of their share-based payments. The model requires management to make a number of assumptions including expected volatility, expected life, risk-free interest rate and expected dividends. Given the Company’s limited history, the Company uses comparable companies to determine volatility. The expected life of the options is based on the average period the stock options are expected to remain outstanding based on the options’ vesting term, contractual terms, and industry peers as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The risk-free interest rate assumption is based on published interest rates for U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant appropriate for the terms of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

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

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements , (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1 , Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (“SFAS 141”) or SFAS No. 141 (revised 2007) Business Combinations, (“SFAS 141(R)”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, operating results or cash flows. The Company has not yet determined the impact on its financial statements from the adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, The Company has not expanded its eligible items subject to the fair value option under SFAS No. 159. The adoption of SFAS 159 has not impacted the Company’s results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company continues to evaluate the potential impact of the adoption of SFAS No. 141(R) on its results of operations and financial condition.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS

Short-term investments, which are classified as available-for-sale, had maturities of less than one year and consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2008	Cost	Gains	Losses	Value
	(in thousands)

U.S. government and agency securities	$5,741	$11	$—	$5,752

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value
	(in thousands)

Commercial paper	$4,685	$21	$—	$4,706
U.S. government and agency securities	33,694	21	(9)	33,706
Corporate bonds	5,979	3	—	5,982
Total	$44,358	$45	$(9)	$44,394

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities. This standard defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value hierarchy of the Company’s marketable securities at fair value in connection with the adoption of SFAS No. 157 consisted of the following as of December 31, 2008:

		Significant Other	Significant Other
	Balance as of	Observable Inputs	Observable Inputs
	December 31, 2008	(Level 1)	(Level 2)
	(in thousands)

Money market funds (1)	$11,613	$11,613	$—
U.S. Treasury Notes (1)	1,003	—	1,003
U.S. government and agency securities	5,752	—	5,752
Total	$18,368	$11,613	$6,755

(1)  Amounts are classified as part of cash equivalents on the balance sheet

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007
	(in thousands)

Computer equipment	$779	$765
Machinery and equipment	4,672	4,225
Furniture and fixtures	482	379
Construction in progress	1,544	377
Leasehold improvements	443	403
	7,920	6,149
Less: Accumulated depreciation and amortization	(3,820)	(2,548)

Property and equipment, net	$4,100	$3,601

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 and cumulatively, for the period from June 13, 2002 (Inception) to December 31, 2008 was approximately $1.3 million, $1.1 million, $0.8 million and $4.0 million, respectively.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2008	2007
	(in thousands)

Compensation and benefits	$572	$671
Stock options exercised subject to repurchase	3	66
Clinical trials	760	1,077
Contributions under Employee Stock Purchase Plan	32	89
Sales taxes payable	16	38
Professional fees	117	123
Other accrued liabilities	44	60
	$1,544	$2,124

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In May 2007, the Company entered into an amendment to the lease agreement pursuant to which it leases its offices and manufacturing facilities. The lease amendment extends the term of the lease through May 31, 2012. In September 2008, a second amendment extended the lease termination option such that the Company may terminate the lease for any reason on or after May 1, 2010, and the landlord may terminate the lease on or after that date provided it has obtained certain redevelopment rights with respect to the leased premises.

Future minimum lease payments under non-cancelable operating leases are as follows:

	Total	2009	2010	2011	2012
	(in thousands)

Minimum lease commitments	$1,694	$479	$493	$508	$214

Rent expense for the years ended December 31, 2008, 2007, and 2006, and cumulatively for the period from June 13, 2002 (Inception) to December 31, 2008 was approximately $407,000, $333,000, $224,000 and $1.3 million, respectively. The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

License Agreements

The Company has entered into license agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company’s products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales. As of December 31, 2008, future minimum royalty payments these suppliers are approximate $1.7 million, and minimum royalty payments during the years ended December 31, 2008, 2007 and 2006 were $80,000, $40,000 and $20,000, respectively. An additional $20,000 milestone payment is payable to SurModics upon achievement of certain milestones.  Minimum royalty to Biosensors payments of $100,000 per year will begin upon achievement of certain milestones.

In July 2006, the Company entered into a license agreement with Millimed, Inc. for certain intellectual property related to the Company’s business. In consideration for this license, the Company made an initial payment of $350,000 in cash and issued 15,000 shares of common stock during the year ended December 31, 2006. In addition, the license agreement

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

provided for an additional payment of $200,000 upon achievement of certain milestones.  On July 24, 2008, the Company entered into an assignment agreement with Millimed, assigning to the Company the entire and exclusive right, title and interest in previously licensed intellectual property.  In consideration of this assignment the Company issued 50,000 shares of unregistered common stock to a third party at $3.00 per share.  Pursuant to the terms of the assignment agreement, the third party paid $150,000 directly to Millimed.  The $200,000 milestone payment that was required under the original license agreement is no longer required.

Purchase Commitments

In April 2007, the Company entered into a supply agreement with Fortimedix B.V, under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company’s products. The terms of the agreement required minimum purchases over two years at contractual prices set in Euros. As of December 31, 2008, there were no outstanding purchase order commitments for stents. Under the terms of the supply agreement, any further annual purchase commitments have been delayed until the Company receives approval from the FDA to begin clinical trials in the United States.

In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug coating used on its stents under purchase commitments which totaled approximately $43,000 as of December 31, 2008. In addition, the Company will also pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

On October 17, 2007, the Company entered into a Contract Research Organization Agreement with Bailer Research, Inc., under which Bailer will provide certain monitoring services with respect to the Company’s United States clinical trial when approval is received from the FDA to begin the clinical trial. The commitment under this contract is estimated to be from $11 to $13 million over a period of 79 months. Payments will be made in installments based on trial related milestones.  On December 19, 2008, the Company provided to Bailer a 30-day termination notice with respect to the Contract Research Organization Agreement under which Bailer was to provide certain monitoring services with respect to the planned U.S. clinical trial.  No payments have been made and no expense has been incurred related to this contract.

On January 28, 2008 the Company entered into a contract with Cardiovascular Research Foundation (“CRF”) under which CRF will perform certain data coordination and analysis services in connection with the Company’s clinical trial in the United States.  The Company estimates that a total of $6.9 to $7.7 million will be paid to CRF over a period of approximately 75 months.  Payments will be made in installments based on related trial milestones. See Note 13, Subsequent Events.

On April 7, 2008, the Company entered into an agreement with Vascotube GMBH under which the Company has committed to purchase minimum quantities of material over the next twelve month period.  As of December 31, 2008, the Company has a remaining commitment in the amount of approximately $389,000 remaining under this agreement. See Note 13, Subsequent Events.

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

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 7. PREFERRED STOCK

Our certificate of incorporation, as amended and restated, authorizes us to issue 10 million shares of $.001 par value preferred stock.  As of December 31, 2008 or 2007, no preferred stock was issued or outstanding.

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

Restricted common stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of December 31, 2008 and December 31, 2007, there were approximately 7,000 and 164,000 shares of common stock, respectively, subject to repurchase, and a related liability of $3,000 and $66,000, respectively.

NOTE 9. STOCK PLANS

Employee Stock Purchase Plan

In August 2006, the Company adopted the 2006 Employee Stock Purchase Plan (“ESPP”), which became effective upon the Company’s Initial Public Offering on February 1, 2007. A total of 1,190,000 shares of common stock have been reserved for issuance pursuant to the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, beginning with the Company’s fiscal year 2008, equal to the lesser of: 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; 1,000,000 shares; or such other amount as the Company’s Board of Directors may determine. All of the Company’s employees are eligible to participate if they are customarily employed by the Company for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock under the ESPP if such employee, immediately after grant, owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock, or whose rights to purchase stock under all of the Company’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.

Offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007, upon completion of the Company’s Initial Public Offering, and ended on the first trading day on or after November 15, 2007. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, wages, overtime and shift premium, commissions, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 1,250 shares during a six-month purchase period.

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

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

During the years ended December 31, 2008 and 2007, we issued approximately 85,000 and 27,000 shares, respectively, under the ESPP, representing $151,000 and $249,000, respectively, of employee contributions. As of December 31, 2008, 1,078,000 shares were available for issuance under the ESPP.

Stock Option Plans

In July 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was terminated upon completion of the Company’s initial public offering on February 1, 2007.  No shares of common stock are available under the 2002 Plan other than to satisfy the exercises of stock options granted under the 2002 Plan prior to its termination.  Under the 2002 Plan, incentive stock options (“ISO”) and nonqualified stock options (“NSO”) were granted to employees, officers, and directors of, or consultants to, the Company.  Options granted under the 2002 Plan expire no later than 10 years from the date of grant.

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), which became effective upon the Company’s Initial Public Offering on February 1, 2007. The shares reserved for issuance under the 2006 Plan include (a) those shares reserved but unissued under the 2002 Stock Plan as of January 31, 2007 (b) shares returned to the 2002 Stock Plan as the result of termination of options or the repurchase of shares (provided that the maximum number of shares that may be added to the 2006 Equity Incentive Plan pursuant to (a) and (b) is 600,000 shares). Beginning in 2008, the number of shares available for issuance under the 2006 Equity Incentive Plan will be increased annually on the first day of each fiscal year by an amount equal to the lesser of (i) 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; (ii) 1,500,000 shares; or (iii) such other amount as the Company’s board of directors may determine.

During the year ended December 31, 2008, 1,821,000 shares were added to the shares reserved for issuance under the 2006 Plan, and 1,079,000 stock options were granted under the 2006 Plan during the year ended December 31, 2008. Through December 31, 2008, the Company had reserved 5,816,000 shares of common stock for issuance under both the 2002 Plan and 2006 Plan. As of December 31, 2008, 2,511,000 shares were outstanding and 1,364,000 shares were available for future issuance under the 2006 Plan.

The Company also reserved 27,500 shares of common stock for the exercise of stand-alone options existing outside of the 2002 Plan. These shares were granted to a non-employee during 2002, and the terms are similar to the terms listed above under the 2002 Plan.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Stock option activity is as follows:

		Options Outstanding
			Weighted	Weighted
	Shares	Number	Average	Average	Aggregate
	Available	of	Exercise	Contractual	Intrinsic
	for Grant	Shares	Price	Term (years)	Value
	(in thousands, except weighted average exercise price)

Shares reserved at plan inception	625	—
Options granted	(178)	178	$0.20
Options exercised	—	(62)	0.20
Balances, December 31, 2002	447	116	0.20

Additional shares reserved	435	—
Options granted	(493)	493	0.34
Options exercised	—	(10)	0.20
Balances, December 31, 2003	389	599	0.32

Additional shares reserved	1,050	—
Options granted	(1,162)	1,162	0.40
Options exercised	—	(10)	0.20
Options forfeited/expired	20	(20)	0.24
Balances, December 31, 2004	297	1,731	0.38

Additional shares reserved	1,013	—
Options granted	(686)	686	0.42
Options exercised	—	(1,161)	0.38
Options forfeited/expired	131	(131)	0.40
Balances, December 31, 2005	755	1,125	0.40

Additional shares reserved	500	—
Options granted	(1,166)	1,166	4.80
Options exercised	—	(354)	0.39
Options cancelled	43	(43)	1.50
Balances, December 31, 2006	132	1,894	$3.09

Additional shares reserved	400	—
Options granted	(561)	561	10.32
Options exercised	—	(192)	0.58
Options cancelled	96	(96)	4.57
Balances, December 31, 2007	67	2,167	$5.12

Additional shares reserved	1,821	—
Options granted	(1,079)	1,079	6.04
Options exercised	—	(175)	0.61
Options cancelled	555	(555)	6.75
Balances, December 31, 2008	1,364	2,516	$5.47	7.91	$1

Options vested and expected to vest at December 31, 2008		2,429	$5.45	7.87	$1
Options vested and exercisable at December 31, 2008		1,209	$4.75	7.03	$1

The total intrinsic value of options exercised during the years ended December 31, 2008 and December 31, 2007 was approximately $0.7 million and $2.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2008 was $0.27. The total fair value of options granted to employees and which vested during the years ended December 31, 2008 and December 31, 2007 was $3.5 million and $3.1 million, respectively.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The following is a summary of the status of stock options outstanding, vested and exercisable by exercise price:

			Options Vested and
			Exercisable at
Options Outstanding at December 31, 2008			December 31, 2008
		Weighted -
		Average		Weighted -
		Remaining		Average
Exercise		Contractual		Exercise
Price	Number	Life (Years)	Number	Price
(in thousands, except weighted average remaining contractual life and weighted average exercise price)

$0.20 - $0.20	304	5.42	292	$0.39
$0.54 - $1.5	190	6.98	137	1.19
$2.10 - $2.99	339	9.45	22	2.50
$3.50 - $4.56	408	7.61	227	3.52
$5.00 - $5.20	339	8.50	125	5.15
$6.52 - $7.82	62	7.99	43	7.72
$8.00 - $8.94	114	7.72	78	8.77
$9.06 - $9.99	548	8.66	191	9.67
$10.08 - $11.20	134	8.15	58	10.78
$12.32 - $16.00	78	7.99	36	13.39

	2,516	7.91	1,209	$4.75

			Options Vested and
			Exercisable at
Options Outstanding at December 31, 2007			December 31, 2007
		Weighted -
		Average		Weighted -
		Remaining		Average
Exercise		Contractual		Exercise
Price	Number	Life (Years)	Number	Price
(in thousands, except weighted average remaining contractual life and weighted average exercise price)

$0.20 - $0.20	35	5.08	35	$0.20
$0.40 - $0.40	426	6.61	312	0.40
$0.54 - $1.50	217	7.90	103	1.13
$3.50 - $3.50	522	8.32	209	3.50
$5.20 - $7.82	239	8.47	111	6.05
$8.00 - $9.20	300	9.30	36	9.20
$9.58 - $10.52	244	9.77	5	9.99
$11.00 - $13.00	143	9.03	25	11.86
$15.44 - $15.44	11	9.11	—	0
$16.00 - $16.00	30	9.08	—	0

	2,167	8.27	836	$2.79

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The weighted-average per share fair value of options granted to employees during the years ending December 31, 2008, 2007 and 2006 was $3.04, $5.11, and $9.07 per share, respectively.

Deferred Stock-Based Compensation

In May 2003, the Company determined the fair value of common stock to be $0.40 per share, upon issuance of its Series B redeemable convertible preferred stock. At December 31, 2005, the fair value of the common stock was determined to be $7.94 per share. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Board of Directors determined these fair market values in good faith based on the best information available to the Board of Directors and Company’s management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company’s common stock, management has retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense for all grants after December 31, 2004 through our Initial Public Offering on February 1, 2007. The Company’s progress against milestones in these areas was used to estimate the fair value of its common stock. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of the Company’s common stock at the date of grant for options granted during 2004 and 2005. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the options vest, generally over four years.

During the year ended December 31, 2005, the Company recorded deferred stock-based compensation related to these stock options of approximately $1,272,000, net of cancellations. During the years ended December 31, 2008 and 2007, the Company recorded cancellations of deferred stock-based compensation of approximately $66,000 and $24,000, respectively.

Amortization of deferred stock-based compensation was approximately $242,000, $285,000 and $302,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For options granted during 2007 and 2006, the fair value of the stock on the date of grant is considered when determining the fair value of the stock option under the provisions of SFAS 123(R).

The Company granted stock options to employees with exercise prices below the fair value on the date of grant as follows:

		Weighted-	Weighted-	Weighted-
		Average	Average	Average
	Number of	Exercise	Fair	Intrinsic
	Options	Price	Value	Value
Grants Made During the Quarter Ended:	Granted	Per Share	Per Share	Per Share
	(in thousands, except weighted average prices)

March 31, 2005	515	$0.40	$1.66	$1.26
June 30, 2005	23	0.54	4.16	3.62
September 30, 2005	79	0.54	5.42	4.88
December 31, 2005	30	0.54	7.48	6.94
March 31, 2006	174	1.50	9.20	7.70
June 30, 2006	735	3.92	11.19	7.27
September 30, 2006	190	8.74	12.32	3.58
December 31, 2006	67	11.94	13.85	1.91
March 31, 2007	66	15.01	15.82	0.81

Subsequent to the Company’s Initial Public Offering, no further stock options were granted with exercise prices below fair value.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Total stock-based compensation expense recorded under APB 25, SFAS 123(R) and EITF 96-18 related to options granted to employees and non-employees was allocated to research and development and general and administrative expense as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Research and development	$1,418	$1,490	$1,258
General and administrative	2,435	2,088	986
Total stock-based compensation expense	$3,853	$3,578	$2,244

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

As of December 31, 2008, there was total unrecognized stock-based compensation costs of approximately $5.2 million related to outstanding stock options. These costs are expected to be recognized over a period of 2.6 years.

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options and stock purchase rights granted under the Company’s employee stock purchase plan was estimated using the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Stock Options:
Expected volatility	60% to 76%	51% to 54%	58% to 70%
Risk free rate	2.45% to 3.57%	3.51% – 5.10%	4.38% – 4.95%
Dividend yield	0%	0%	0%
Expected term (in years)	4.5 to 4.65	4.65	5.75 to 6.25

ESPP:
Expected volatility	42% to 120%	42% to 50%	N/A
Risk free rate	.81% to 3.56%	3.56% – 5.13%	N/A
Dividend yield	0%	0%	N/A
Expected term (in years)	0.5	.49 to .79	N/A

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Beginning in 2008, the expected term assumption was derived based on the Company’s historical settlement experience. ESPP terms are for the purchase periods starting February 1, 2007 (Initial Public Offering) and May 15, 2007, both of which ended on November 15, 2007, and the purchase periods starting November 15, 2007 and May 18, 2008 which ended on May 15, 2008 and November 17, 2008, respectively, and the purchase period beginning November 17, 2008 will end on May 15, 2009.

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the years ended December 31, 2008, 2007 and 2006 were determined by examining the historical volatilities for industry peers and subsequent to the Initial Public Offering on February 1, 2007, in combination with the historical volatility of the Company’s stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Non-Employee Stock-based Compensation

No shares of common stock were granted to non-employees during the years ended December 31, 2008 or 2007. During the years ended December 31, 2006 and 2005, the Company granted 51,000 and 39,750 shares, respectively, of common stock at exercise prices ranging from $0.40 to $11.20 per share in exchange for services from consultants. In connection with the change of status from employee to consultant for an employee, the Company allowed for the continued vesting of equity instruments over the designated consulting period. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options pricing model using the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	1.92% to 4.25%	3.83% to 5.00%	4.53% to 5.25%
Expected life (in years)	6 to 10	6 to 10	6 to 10
Dividend yield	0%	0%	0%
Expected volatility	56% to 65%	56% to 57%	58% to 70%

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $21,000, $0.1 million, $0.5 million and $0.8 million for the years ended December 31, 2008, 2007, and 2006, and cumulatively, for the period from June 13, 2002 (Inception) to December 31, 2008, respectively.

NOTE 10. INCOME TAXES

Due to the Company’s operating loss, there was no provision for federal or state income taxes for the years ended December 31, 2008, 2007 and 2006. The Company recorded a tax benefit of $39,000 for the year ended December 31, 2008 primarily due to recognition of a benefit of $39,000 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“The Recovery Act”).  The Recovery Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$37,754	$25,321
Research & development credit carryforwards and other	7,111	5,257
Capitalized start-up costs	10,917	8,515
Other	2,384	1,749
	58,166	40,842
Valuation allowance	(58,166)	(40,842)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $17,324,000, $16,768,000 and $11,024,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had net operating loss carry-forwards of approximately $94.8 million each available to reduce future taxable income, if any, for federal and California state income tax purposes. The federal net operating loss carry-forward begins expiring in 2022, and state net operating loss carry-forward begins expiring in 2015.

As of December 31, 2008, the Company had research and development credit carry-forwards of approximately $4.2 million and $4.4 million available to reduce future taxable income, if any, for federal and California state tax purposes, respectively. The federal credit carry-forwards begin expiring in 2022, and the state credits carry-forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carry- forwards could be limited.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Before the adoption of FIN No. 48, the Company had no liability for unrecognized tax benefits. As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits. As of December 31, 2008, the liability for unrecognized tax benefits was $0.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax matters.

The Company does not have any unrecognized tax liabilities that would be reduced as a result of a lapse of the applicable statute of limitations during the next twelve months.

NOTE 11. REDUCTION IN FORCE

On July 10, 2008, the Company announced an initiative to reduce employee headcount by eliminating 46 regular jobs and 26 temporary positions.  This reduction represented approximately 34% of the total workforce and was completed in July 2008.  The total cash payments and expenses incurred in connection with this reduction in workforce was approximately $210,000, of which $170,000 was included in research and development and $40,000 was included in general and administrative in the Statement of Operations.  The total expense included approximately $7,000 of non-cash expenses.  All amounts were paid during the quarter ended September 30, 2008.  See Note 13.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) Profit Sharing Plan and Trust covering substantially all of its employees. Company contributions to the plan are discretionary and as of December 31, 2008, no contributions have been made.

XTENT, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 13. SUBSEQUENT EVENTS

On January 7, 2009, the Company provided to Cardiovascular Research Foundation (“CRF”) a 60-day termination notice with respect to the contract under which CRF was to perform certain data coordination and analysis services in connection with the planned U.S. clinical trial.  A payment of $638,000 had been made upon the signing of this contract, and no further amounts are owed.

On January 21, 2009, the Company approved an initiative to reduce its headcount by 115, or 94% of the Company’s workforce. The total expense to be incurred in connection with the initiative is estimated at approximately $1.1 to $1.2 million, all of which are expected to be cash expenditures.  Most of the expenses are expected to be incurred in the first quarter of 2009.

In February 2009, the Letter of Intent with Vascotube was terminated, and all related purchase commitment under the agreement were released.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited condensed statement of operations data:

	Fiscal 2008 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)

Net loss	$(12,457)	$(12,886)	$(8,665)	$(7,113)
Net loss attibutable to common stockholders	$(12,457)	$(12,886)	$(8,665)	$(7,113)
Net loss per share attributable to common stockholders - basic and diluted	$(0.54)	$(0.56)	$(0.37)	$(0.31)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	22,923	23,033	23,211	23,294

	Fiscal 2007 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)

Net loss	$(7,935)	$(9,456)	$(9,539)	$(11,864)
Net loss attibutable to common stockholders	$(7,935)	$(9,456)	$(9,539)	$(11,864)
Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(0.42)	$(0.42)	$(0.52)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	14,482	22,551	22,656	22,790

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year (the “2009 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                                  The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)                                  All schedules are omitted because they are not applicable. All the required information is shown in the financial statements or notes thereto.

(3)                                  Exhibits.

Exhibit Number		Description
3.2	(1)	Amended and Restated Certificate of Incorporation.
3.4	(1)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock certificate of the Registrant.
10.1	(1)	Form of Indemnification Agreement for directors and executive officers.
10.2	(1)	2002 Stock Plan and form of stock option agreements used thereunder.
10.3	(1)	2006 Equity Incentive Plan and form of stock option agreement used thereunder.
10.4	(1)	2006 Employee Stock Purchase Plan.
10.5	(1)	Amended and Restated Investor Rights Agreement dated May 5, 2006 by and among the Registrant and certain stockholders.
10.6	(1)

Business Park Lease dated September 15, 2003, as amended November 22, 2005, by and between the Registrant and 125 Constitution Associates, L.P. for office space located at 125 Constitution Drive, Menlo Park, California, 94025-1118.

10.7	(1)†

License Agreement dated May 4, 2004 as amended February 9, 2005, by and between the Registrant, Biosensors International Group, Ltd. (formerly Sun Biomedical, Ltd.), and Biosensors Europe SA (an affiliate of Occam International, B.V.)

10.8	(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9	(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10	(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11	(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
10.12	(4)†	Amended and Restated License Agreement dated December 3, 2007 by and between Registrant, Biosensors International Group, Ltd. and Biosensors Europe S.A.
10.13	(5)	Amended 2006 Equity Incentive Plan and form of stock option agreement used thereunder.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)                                  Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 14, 2007.

(3)                                  Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 13, 2007.

(4)                                  Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 17, 2008.

(5)                                  Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 12, 2008.

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

Date: March 24, 2009	XTENT, Inc.

	By:	/s/ GREGORY D. CASCIARO
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GREGORY D. CASCIARO	President, Chief Executive Officer and	March 24, 2009
Gregory D. Casciaro	Director (Principal Executive Officer)

/s/ TIMOTHY D. KAHLENBERG	Chief Financial Officer (Principal	March 24, 2009
Timothy D. Kahlenberg	Accounting Officer)

/s/ HENRY A. PLAIN, JR.	Director	March 24, 2009
Henry A. Plain, Jr.

/s/ MICHAEL A. CARUSI	Director	March 24, 2009
Michael A. Carusi

/s/ MICHAEL L. EAGLE	Director	March 24, 2009
Michael L. Eagle

/s/ ROBERT E. FLAHERTY	Director	March 24, 2009
Robert E. Flaherty

/s/ CHRISTOPHER M. SMITH	Director	March 24, 2009
Christopher M. Smith

/s/ ARTHUR T. TAYLOR	Director	March 24, 2009
Arthur T. Taylor

/s/ EDWARD W. UNKART	Director	March 24, 2009
Edward W. Unkart

/s/ ALLAN R. WILL	Director	March 24, 2009
Allan R. Will