Form 10-K/A
period 2008-12-31
XTENT INC
filed 2009-04-30
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At March 5, 2009, the Registrant had 23,324,756 shares of Common Stock outstanding.

EXPLANATORY NOTE

XTENT, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 24, 2009, for the purpose of including the information required by Part III of Form 10-K. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors, as of April 1, 2009:

Name	Age	Position
Gregory D. Casciaro	52	President, Chief Executive Officer and Director
Timothy D. Kahlenberg	49	Chief Financial Officer
Randolph E. Campbell	51	Chief Technical Officer
Philippe H. Marco, M.D.	45	Vice President of Quality Assurance, Clinical and Regulatory Affairs
Henry A. Plain, Jr.(2)	51	Chairman of the Board of Directors
Michael A. Carusi	43	Director
Michael L. Eagle(2)(3)	61	Director
Robert E. Flaherty(1)(2)	63	Director
Edward W. Unkart(1)	59	Director
Christopher M. Smith(3)	46	Director
Arthur T. Taylor(1)	52	Director
Allan R. Will(3)	55	Director

(1)                                  Member of the audit committee.

(2)                                  Member of the compensation committee.

(3)                                  Member of the nominating and corporate governance committee.

Gregory D. Casciaro has served as our President and Chief Executive Officer and is a member of our board since September 2004. From February 2000 to August 2003, Mr. Casciaro was the President and Chief Executive Officer and a director of Orquest, a medical technology company. Mr. Casciaro holds a B.A. in Business Administration from Marquette University.

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

Philippe H. Marco, M.D. has served as our Vice President of Quality Assurance, Clinical and Regulatory Affairs since January 2003. From July 1996 to December 2002, Dr. Marco served as the Director of Medical Affairs at Perclose. Following the acquisition of Perclose by Abbott Laboratories, Dr. Marco was responsible for worldwide clinical and regulatory affairs for Abbott Laboratories’ cardiovascular device division. Dr. Marco holds a M.D. from the University of Limoges and the University of Toulouse and completed a fellowship at the Pacific Foundation for Cardiovascular Research at Sequoia Hospital.

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

Michael L. Eagle has served on our board since August 2007. Mr. Eagle was Vice President-Manufacturing for Eli Lilly and Company from 1993-2001. He is a former CEO of IVAC Corporation, and Sr. VP of the Medical Devices and Diagnostics Division of Eli Lilly (later Guidant Corporation). He retired from Eli Lilly and Company in 2001. He serves on the board of directors of Somaxon Pharmaceutical, Micrus Endovascular and Symphony Medical. Mr. Eagle received his B.S. in Mechanical Engineering from Kettering University and his M.B.A. from the Krannert School of Management at Purdue University.

Robert E. Flaherty has served on our board since January 2007. Mr. Flaherty has served as Chairman, President and Chief Executive Officer of Athena Diagnostics, a commercial laboratory company, since 1992. Athena Diagnostics was acquired by Thermo Fisher Scientific in November 2006. Prior to Athena Diagnostics, Mr. Flaherty was employed by Becton, Dickinson and Company, a medical technology company, and held various positions including President of the Becton Dickinson Division. Mr. Flaherty holds a B.S. in Industrial Engineering from Lehigh University and an M.B.A. from Harvard University.

Christopher M. Smith has served on our board of directors since June 2008.  He is the President of Cochlear Americas, a manufacturer of implantable hearing devices. Prior to Cochlear, he was a Consultant for Warburg Pincus, a direct equity healthcare investor, where he assisted Warburg in identifying market opportunities for investment. From August 2000 to October 2003, Mr. Smith served as Group President for Gyrus Group Plc, (a UK listed company), and as President and CEO-Director of Gyrus Medical. Mr. Smith also serves on the board of a private company.  Mr. Smith received his B.S. in Journalism and Marketing from Texas A&M University.

Arthur T. Taylor has served on our board since June 2008.  From November 2007 to May 2008, he was Vice-President, General Manager, Kyphon Products, Spinal & Biologics Business, Medtronic Inc.  Prior to that, he was Chief Operating Officer of Kyphon, a medical device company, from 2006 until the company’s acquisition by Medtronic in November 2007, having served as Chief Financial Officer of

Kyphon from 2004 to 2006.  Prior to joining Kyphon, he was Senior Vice President, Chief Financial Officer of Terayon Communication Systems (subsequently acquired by Motorola) a broadband access and video processing technology company, from February 2003 to July 2004.  Mr. Taylor holds a B.S. in Business Administration from San Diego State University and an M.B.A. from the University of Southern California.

Edward W. Unkart has served on our board since August 2006. Since January 2009, Mr. Unkart has been an independent consultant.  From January 2005 to December 2008, Mr. Unkart served as Vice President of Finance and Administration and Chief Financial Officer of SurgRx, a manufacturer of medical devices used in surgery, which was acquired by Johnson & Johnson in October 2008. From June 2004 to December 2004, Mr. Unkart was an independent consultant. From May 2001 to May 2004, Mr. Unkart served as Vice President of Finance and Administration and Chief Financial Officer of Novacept, a manufacturer of medical devices for women’s healthcare, which was acquired by Cytyc Corporation in March 2004. Mr. Unkart currently serves on the board of directors of VNUS Medical Technologies, a publicly-traded medical device company, and is the chairperson of its audit committee. Mr. Unkart also serves on the board of directors of a privately-held medical device company. Mr. Unkart is a Certified Public Accountant and holds a B.S. in Statistics and an M.B.A. from Stanford University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file with the SEC and the National Association of Securities Dealers reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the 2008 fiscal year, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except as set forth in this paragraph. On February 12, 2008, Brian J. Walsh, Jeffrey J. Grainger, Gregory D. Casciaro, Timothy D. Kahlenberg, Randolph E. Campbell, Philippe Marco and Anne-Marie Hodkinson each filed a Form 4 reporting one transaction that occurred on January 29, 2008.

Corporate Governance

Code of Business Conduct and Ethics.  We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a Code of Business Conduct and Ethics (the “Code”) for our directors, officers (including our principal executive officer and principal financial officer) and employees.

The Code reflects our values and the business practices and principles of behavior that support this commitment. We expect all of our directors, officers and employees to act ethically at all times. The Code satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the Nasdaq listing standards requirement for a “code of conduct.” The Code is available on our website at www.xtentinc.com under “Company– Investor Relations– Corporate Governance.” We will post any amendment to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq, on our website. Any person may obtain a copy of our Code, free of charge, by making a request in writing to: XTENT, Inc. 125 Constitution Drive, Menlo Park, CA 94025, Attention: Investor Relations.

Audit Committee.  Our board has a separate audit committee established in accordance with section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audit committee is responsible for the appointment, compensation and oversight of our external auditors. It reviews and provides direction with regard to our internal accounting procedures and reviews our financial statements and filings. The audit committee currently consists of Messrs. Taylor, Flaherty and Unkart. Mr. Unkart is the chairperson of our audit committee and our board has determined that both he and Mr. Taylor are our audit committee financial experts, as currently defined under the SEC rules. Our board has determined that all the members of our audit committee are considered to be independent within the meaning of applicable SEC and Nasdaq rules regarding audit committee members.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis section describes all material elements of our compensation programs for our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year. We refer to these persons as our “named executive officers.”

The compensation committee of our board of directors has the primary authority for and is the decision-making body on all matters related to the compensation of our named executive officers. The compensation committee establishes compensation philosophy and approves all aspects of our executive compensation including plan design and administration.

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

Our philosophy is to position total compensation at a level that is commensurate with our public company, pre-revenue status, relative to other comparable medical device and biotech companies. To this end, the compensation committee carefully reviewed the total compensation levels and the mix of compensation components that contribute to total compensation using public information from 23 peer group companies.

Peer Companies

The compensation committee considers relevant market practices when setting executive compensation to ensure our ability to attract and retain high-caliber talent. In assessing market competitiveness, the compensation of our executive officers is reviewed against executive compensation at a designated set of companies (the “executive peer group”). The executive peer group consists of 23 public medical device and biotech companies that:

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

Medical Device Peers.  Bovie Medical, DexCom, Endocare, Endologix, Hansen Medical, Insulet Corporation, NMT Medical, Northstar Neuroscience, Oculus Innovative Sciences, Power Medical Interventions, SenoRx, TranS1, and Vyteris Holdings.

Biotechnology Peers.  ACADIA Pharmaceuticals, Anika Therapeutics, Cytori Therapeutics, Dynavax Technologies, MDRNA, Osiris Therapeutics, Renovis, Rigel Pharmaceuticals, Unigene Laboratories and Vical.

Independent Compensation Consultant

The compensation committee has historically engaged Compensia, Inc., an independent outside consulting firm, to advise the compensation committee on matters related to executive officer compensation. Specifically, Compensia conducts a biennial review of proxies submitted by our Executive Peer Group to provide information on total compensation for named executive officers. Compensia also provides the compensation committee with relevant market data, updates on market trends, advice and guidance on compensation design and program administration.

Targeted Compensation

Our compensation committee strives to set compensation targets that are competitive with the compensation practices of the executive peer group. It relies on proxy statements and its compensation consultant, Compensia for data on market pay practices and trends. To ensure the ability to attract and retain key executive officers the compensation committee formalized an executive pay philosophy in 2007, which positions the compensation of our executive officers between the 50th and 75th percentiles of the Executive Peer Group.

Target Pay Position

Base Salary	Annual Performance Bonus	Long-Term Incentives
62.5th Percentile of the Executive Peer Group	50th Percentile of the Executive Peer Group	50th Percentile of the Executive Peer Group

2009 Compensation

In January 2009, we announced that we had engaged Piper Jaffray & Co. to assist us in pursuing strategic alternatives which may include the sale of some or all of our assets or other types of merger or acquisition transactions intended to maximize shareholder value.  In light of our ongoing efforts to explore such strategic alternatives and the uncertainty as to the structure of any strategic transaction we may consummate, or whether we will consummate a transaction at all, the compensation committee elected not to make any adjustments to executive salaries for 2009.  In addition, the compensation committee has not established any equity incentive program for 2009, and except for the retention program described below, has not established any non-equity incentive program.

In January 2009, upon the recommendation of our compensation committee, our board of directors established a non-equity retention program for certain employees, including our executive officers.  The program was established in order to provide an incentive for these personnel to continue their employment with the Company in order to complete the headcount reduction and facilitate a strategic transaction.  The retention amounts for the officers are set forth below:

Name	Title	Non-Equity Retention Amounts
Gregory D. Casciaro	President and Chief Executive Officer	$283,950
Timothy D. Kahlenberg	Chief Financial Officer	$96,180
Randolph E. Campbell	Chief Technical Officer	$114,150
Philippe Marco	Vice President, Quality Assurance, Clinical and Regulatory Affairs	$131,700
Anne-Marie Hodkinson	Vice President, Human Resources	$69,000

March 31, 2009 was the last day of employment for our Vice President of Human Resources, Anne-Marie Hodkinson and our Chief Financial Officer, Timothy D. Kahlenberg.  Mr. Kahlenberg continues to provide services to us as a consultant.  Ms. Hodkinson and Mr. Kahlenberg were paid the applicable retention amounts set forth above.  On March 31, 2009, $98,980 of Randolph E. Campbell’s retention amount became payable.  The remainder will be paid to Mr. Campbell provided he remains employed through an additional retention period.

Components of Executive Compensation

Our executive compensation programs consist of three major components to reward and motivate our executive officers: base salary, annual non-equity incentives and long-term equity incentives.

Individual performance has a significant impact on determining each compensation component. Each executive officer’s annual performance is measured based on a thorough review of his or her contributions toward achievement of corporate goals and objectives. For executive officers other than Gregory D. Casciaro, our President and Chief Executive Officer, this annual review is conducted by Mr. Casciaro, with the feedback of peers and board members and then presented to our compensation committee for review and comment. The compensation committee conducts Mr. Casciaro’s review with the chairman of the board soliciting input from board members.

Base Salary.  Our base salary program focuses on remaining competitive, paying for performance, and properly compensating those executives with a broad scope of responsibilities. Salary levels are also adjusted based on the knowledge, skills and ability each executive brings to his or her role.

Generally, in the fourth quarter of each year, the executive officers’ annual base salaries for the following year are reviewed and approved by the compensation committee based on performance during the calendar year. Salary increases are based on a number of factors including:

•                  individual performance during the calendar year;

•                  salary relative to the Executive Peer Group;

•                  past performance and salary increases; and

•                  scope, complexity and level of responsibility.

The compensation committee reviews and approves base salaries for our named executive officers annually following a review of the above criteria.

Non-Equity Incentive Programs

2008 Non-Equity Actual Payments.  During 2008, our Chief Executive Officer, Gregory D. Casciaro, was eligible to receive non-equity incentive program payments based upon the achievement of certain milestones and corporate objectives. Our compensation committee generally determines these milestones by the end of the first quarter of each year and assesses Mr. Casciaro’s individual performance against the milestones throughout the year. Non-equity incentive amounts at threshold, target and maximum levels were based on the achievement of seven regulatory, operational and financial milestones. The threshold, target and maximum amounts represent the amount to be paid if all milestones are achieved at the threshold, target and maximum performance levels, respectively. Because non-equity incentive payments are based on the achievement of separate milestones, actual amounts paid could be less than the threshold, target and maximum amounts if some, but not all, milestones were achieved at their respective performance levels. Each respective milestone was determined by the compensation committee at the beginning of the calendar year. If all 2008 milestones were achieved at the target level, Mr. Casciaro would have received a non-equity incentive payment equal to 50% of his 2008 annual salary. If all milestones were achieved at the threshold level, he would have received a payment equal to 75% of the target amount. If all milestones were achieved at the maximum level, he would have received a payment equal to 125% of the target amount. Based on this structure, Mr. Casciaro would not have earned any non-equity incentive payments if no milestones were met and would have earned up to, but not more than, a maximum non-equity incentive of $221,625 if all milestones were achieved at the maximum performance level, as follows:

Threshold	Target	Maximum
$106,380	$177,300	$221,625

Mr. Casciaro’s actual earnings under the 2008 Non-Equity Incentive Program, based on the achievement of one objective at the threshold level were $26,595 which amount was paid after verification and approval by our compensation committee.

The structure of the non-equity incentive program for the named executive officers was similar to that for Mr. Casciaro, except that each officer’s target level non-equity incentive was equal to 30% of his or her base salary, and payments were tied to achievement of four regulatory, financial and operational corporate milestones. As with Mr. Casciaro’s program, the threshold level payments were 75% of the target level payments and the maximum payments were 125% of the target level payments, as follows:

Named Executive Officer	Title	Threshold	Target	Maximum
Timothy D. Kahlenberg	Chief Financial Officer	$59,513	$79,350	$99,188
Randolph E. Campbell	Chief Technical Officer	$59,153	$78,870	$98,588
Philippe Marco	Vice President of Quality Assurance, Clinical and Regulatory Affairs	$53,865	$71,820	$89,775

Actual earnings under the 2008 Non-Equity Incentive Program were based on the achievement of one objective at the threshold level as verified and approved by the compensation committee and were as follows:

Named Executive Officer	Payment
Timothy D. Kahlenberg	$14,880
Randolph E. Campbell	$15,353
Philippe Marco	$13,466

At the time the 2008 Non-Equity Incentive Program was established in the fourth quarter of 2007, Anne-Marie Hodkinson was not an officer of the corporation however, she subsequently became an officer in the first quarter of 2008.  For 2008, the compensation committee approved the payment of a bonus to Ms. Hodkinson in the amount of $10,294.

Finally, in addition to the amounts set forth above, the Company’s Board of Directors approved the payment of $62,256 to each of Gregory D. Casciaro and Timothy D. Kahlenberg. These payments were made in the first quarter of 2009 to fulfill commitments made to these officers resulting from a reduction in 2008 equity incentive grants made to Mr. Casciaro and Mr. Kahlenberg and their acceptance of the remainder of their equity incentive grants at above market exercise prices.

2008 Stock Option Grants.  We believe equity ownership is important to provide our executive officers with long-term incentives to build value for our stockholders. In 2007, our board of directors implemented an equity incentive program for which all employees who joined the Company prior to July 1, 2007 were eligible, including executive officers.  The program was intended to motivate employees to achieve certain corporate goals, to encourage retention, and to recognize performance.  The program considered each officer’s performance rating measured on a scale of 1 to 4.  In determining eligibility for a stock option award and the number of stock options to be awarded, individual performance was given a 50% weighting.  The achievement of certain predetermined corporate objectives was also given a 50% weighting.  Targeted awards were benchmarked at the market median of our Executive Peer Group.  Following completion of each executive’s performance review and analysis of the achievement of identified corporate objectives for 2007 (one of three corporate objectives was achieved); individual awards were made to our executives utilizing the aforementioned calculation.  Mr. Casciaro received a stock option grant of 81,225 shares.  Stock option grants for the other officers ranged from 14,575 shares to 33,345 shares.  The options for 2007 were granted to employees on January 29, 2008 following an automatic increase in our stock option pool, at an exercise price of $9.96 per share with monthly vesting over a three year period commencing on the date of grant.

On March 31, 2008, options for 2008 were granted to employees at an exercise price of $5.00 per share with monthly vesting over a three year period commencing on the date of grant.  These grants were made to approximately 120 individuals, including our executive officers.

In August 2008, under an annual stock option refresh program, each of our officers also received a refresh stock option grant consistent with industry and market practices.  Target ranges for the number of options granted to officers were established by our compensation committee, utilizing market data from

Compensia.  For each officer, the August 2008 grant, when added to the options previously granted to that officer in March 2008 fell within the applicable target range.  Within the target ranges, the number of options granted was based on performance evaluations.  The grants were made at an exercise price of $2.10 per share with monthly vesting over four years, except for the options granted to Mr. Casciaro and Mr. Kahlenberg which were made at an exercise price of $4.50 per share.

Consistent with our practice in 2008, in the event recruiting resumes at the Company, our compensation committee will grant market-based options to all newly hired employees, other than executive officers, within stock option guidelines approved by our board. In the event any of the grants reviewed by the compensation committee are outside the range contained within the new hire stock option guidelines, we expect to obtain approval from our board in addition to the compensation committee. Each executive officer is initially provided with an option grant when he or she is hired or promoted based upon his or her position and relevant prior experience. These initial grants generally vest over a four year period commencing on the date employment starts or the promotion occurs, with 25% of the options granted vesting on the one year anniversary of that date and the remaining options vesting monthly thereafter. We spread the vesting of our options over four years to compensate executives for their contribution over a period of time. In addition to the initial option grants, our compensation committee recommends, and our board grants, additional options to retain our executives and combine the achievement of corporate goals and strong individual performance. Options are granted based on a combination of individual contributions and general corporate achievements, including clinical trial enrollment, product development and financial management. For example, if we were to hire a new vice president of business development, we would provide such executive with an initial option grant for a number of shares that is consistent with the market data that we receive from Compensia for comparable companies in the Executive Peer Group and information we receive from third-party compensation surveys. We would target a range between the 50th and 75th percentile of the levels at such comparable companies. On an annual basis, our compensation committee would assess the appropriate individual and corporate goals for this executive and provide additional option grants based upon the achievement by the executive of both individual and corporate goals. If recruiting resumes, we would expect to continue to provide new employees with initial option grants in 2009 to provide long-term compensation incentives and will continue to rely on performance-based and retention grants in 2009 to provide additional incentives for current employees. In the future our compensation committee and board may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance based awards.

The specific provisions of our equity incentive plans are as set forth below:

2002 Stock Plan.  Our sole director at the time adopted our 2002 Stock Plan in July 2002, and our stockholders approved our 2002 Stock Plan in July 2002. Our board has determined not to grant any additional awards under the 2002 Stock Plan, however, the 2002 Stock Plan will continue to govern the terms and conditions of the outstanding awards granted thereunder.

A total of 3,146,711 shares of our common stock are authorized for issuance under the 2002 Stock Plan. As of December 31, 2008, options to purchase a total of 1,205,361 shares of our common stock were issued and outstanding, and a total of 1,941,350 shares of our common stock had been issued upon the exercise of options and stock purchase rights granted under the 2002 Stock Plan.

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

2006 Equity Incentive Plan

Our board adopted, and our stockholders approved, our 2006 Equity Incentive Plan in August 2006. The 2006 Equity Incentive Plan became effective upon completion of our initial public offering in February 2007. In April 2008, our board adopted the Amended 2006 Equity Incentive Plan, or the Amended Plan, and in June 2008, our stockholders approved the Amended Plan.  The reasons for amending the plan were to satisfy certain provisions of Section 162(m) of the Internal Revenue Code and to increase the number of shares available for issuance under the plan by 900,000 shares.

Our Amended Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants.

As of December 31, 2008, 2,669,413 shares of our common stock were reserved for issuance pursuant to the Amended Plan and 1,305,317 of those shares were issued and outstanding. In addition, the shares reserved for issuance under our Amended Plan include (a) those shares reserved but unissued under the 2002 Stock Plan as of January 31, 2007 (b) shares returned to the 2002 Stock Plan as the result of termination of options or the repurchase of shares (provided that the maximum number of shares that may be added to the 2006 Equity Incentive Plan pursuant to (a) and (b) is 600,000 shares). The number of shares available for issuance under the Amended Plan increases annually on the first day of each fiscal year by an amount equal to the lesser of (i) 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; (ii) 1,500,000 shares; or (iii) an amount of shares determined by our board.

The board of directors, or our compensation committee, or a committee of directors or of other individuals satisfying applicable laws and appointed by the board of directors, referred to below as the “Administrator” will administer the Amended Plan. To make grants to certain of our officers and key employees, the members of the committee must qualify as “non-employee directors” under Rule 16b-3 of the Securities Exchange Act of 1934, or the Exchange Act, and as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, so that we can receive a federal tax deduction for certain compensation paid under the Amended Plan.

Subject to the terms of the Amended Plan, the Administrator has the sole discretion to select the employees, consultants, and directors who will receive Awards, to determine the terms and conditions of Awards, to modify or amend each Award, subject to the restrictions of the Amended Plan, and to interpret the provisions of the Amended Plan and outstanding Awards. The Administrator may implement an exchange program under which (i) outstanding Awards may be surrendered or cancelled in exchange for Awards of the same type, Awards of a different type, or cash, (ii) participants would have the opportunity to transfer any outstanding Awards to a financial institution or other person or entity selected by the Administrator, and/or (iii) the exercise price of an outstanding Award could be reduced.

The Amended Plan provides for an automatic grant to outside directors of an option to purchase 30,000 shares, referred to below as the Initial Award, on the date the person first becomes an outside director plus an additional option to purchase 10,000 shares, referred to below as the Annual Award, on the date of each annual stockholder’s meeting, provided he or she will have served on the Board for at least the preceding six (6) months. Each Initial Award will vest and become exercisable as to one-third (1/3) of the shares subject to the option on each annual anniversary of its date of grant and each Annual Award will vest and become exercisable as to 100% of the shares on the day prior to the following year’s annual stockholder meeting, but in no event later than December 31 of the calendar year following the calendar year during which the Annual Award is granted, provided the participant continues to serve as a director through such dates.

The Administrator is able to grant nonstatutory stock options and incentive stock options under the Amended Plan. The Administrator determines the number of shares subject to each option, although the Amended Plan provides that a participant may not receive options for more than 600,000 shares in any fiscal year, except in connection with his or her initial employment with the Company, in which case he or she may be granted an option covering up to an additional 1,200,000 shares.

The Administrator determines the exercise price of options granted under the Amended Plan, provided the exercise price must be at least equal to the fair market value of our common stock on the date of grant. In addition, the exercise price of an incentive stock option granted to any participant who owns more than 10% of the total voting power of all classes of our outstanding stock must be at least 110% of the fair market value of the common stock on the grant date.

The term of each option will be stated in the Award agreement. The term of an option may not exceed ten years, except that, with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding capital stock, the term of an incentive stock option may not exceed five years.

After a termination of service with the Company, a participant will be able to exercise the vested portion of his or her option for the period of time stated in the Award agreement. If no such period of time is stated in the participant’s Award agreement, the participant will generally be able to exercise his or her option for (i) three months following his or her termination for reasons other than death or disability, and (ii) twelve months following his or her termination due to death or disability.

Awards of restricted stock are rights to acquire or purchase shares of our common stock, which vest in accordance with the terms and conditions established by the Administrator in its sole discretion. For example, the Administrator may set restrictions based on the achievement of specific performance goals. The Administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed. The Award agreement generally will grant us a right to repurchase or reacquire the shares upon the termination of the participant’s service with the Company for any reason, including death or disability. The Administrator will determine the number of shares granted pursuant to an Award of restricted stock, but no participant will be granted a right to purchase or acquire more than 300,000 shares of restricted stock during any fiscal year, except that a participant may be granted up to an additional 600,000 shares of restricted stock in connection with his or her initial employment with us.

Awards of restricted stock units result in a payment to a participant only if the vesting criteria the Administrator establishes is satisfied. For example, the Administrator may set vesting criteria based on the achievement of specific performance goals. The restricted stock units will vest at a rate determined by the Administrator; provided, however, that after the grant of restricted stock units, the Administrator, in its sole discretion, may reduce or waive any vesting criteria for such restricted stock units. Upon satisfying the applicable vesting criteria, the participant will be entitled to the payout as determined by the Administrator. The Administrator, in its sole discretion, may pay earned restricted stock units in cash, shares, or a combination thereof. Restricted stock units that are fully paid in cash will not reduce the number of shares available for grant under the Amended Plan. On the date set forth in the Award agreement, all unearned restricted stock units will be forfeited to the Company. The Administrator determines the number of restricted stock units granted to any participant, but during any year, no participant may be granted more than 300,000 restricted stock units during any year, except that the participant may be granted up to an additional 600,000 restricted stock units in connection with his or her initial employment with us.

The Administrator is able to grant stock appreciation rights, or SARs, which are the rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant. We can pay the appreciation in cash, shares of common stock, or a combination thereof. The Administrator, subject to the terms of the Amended Plan, has complete discretion to determine the terms and conditions of SARs granted under the Amended Plan, provided, however, that the exercise price may not be less than 100% of the fair market value of a share on the date of grant and the term of a SAR may not exceed ten years. No participant will be granted SARs covering more than 600,000 shares during any fiscal year, except that a participant may be granted SARs covering up to an additional 1,200,000 shares in connection with his or her initial employment with us.

After termination of service with the Company, a participant is able to exercise the vested portion of his or her SAR for the period of time stated in the Award agreement. If no such period of time is stated in a participant’s Award agreement, a participant may generally be able to exercise his or her vested SARs for the same period of time as applies to stock options.

The Administrator is able to grant performance units and performance shares, which are Awards that result in a payment to a participant only if the performance goals or other vesting criteria the Administrator may establish are achieved or the Awards otherwise vest. Earned performance units and performance shares are paid, in the sole discretion of the Administrator, in the form of cash, shares, or in a combination thereof. The Administrator establishes performance or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. The performance units and performance shares vest at a rate determined by the Administrator; provided, however, that after the grant of a performance unit or performance share, the Administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance unit or performance share. During any fiscal year, no participant receives more than 300,000 performance shares and no participant will receive performance units having an initial value greater than $5,000,000, except that a participant may be granted performance shares covering up to an additional 600,000 shares in connection with his or her initial employment with us. Performance units have an initial value established by the Administrator on or before the date of grant. Performance shares will have an initial value equal to the fair market value of a share of our common stock on the grant date.

Awards of restricted stock, restricted stock units, performance shares, performance units and other incentives under the Amended Plan may be made subject to the attainment of performance goals relating to one or more business criteria within the meaning of Section 162(m) of the Code and may provide for a targeted level or levels of achievement including: earnings per share, enrollment rates in clinical and similar trials, financings and capital raising events, operating cash flow, operating income, product development, product approval, profit after-tax, profit before-tax, regulatory approval, regulatory filings, return on assets, return on equity, return on sales, revenue, and total shareholder return. The performance goals may differ from participant to participant and from Award to Award, may be used alone or in combination, may be used to measure our performance as a whole or one of our business units, and may be measured relative to a peer group or index.

To the extent necessary to comply with the performance-based compensation provisions of Section 162(m) of the Code, with respect to any Award granted subject to performance goals, within the first twenty-five percent (25%) of the performance period, but in no event more than ninety (90) days following the commencement of any performance period (or such other time as may be required or permitted by Section 162(m) of the Code), the Administrator will, in writing: (i) designate one or more participants to whom an Award will be made, (ii) select the performance goals applicable to the performance period, (iii) establish the performance goals, and amounts of such Awards, as applicable, which may be earned for such performance goals, and (iv) specify the relationship between performance goals and the amounts of such Awards, as applicable, to be earned by each participant for such performance period. Following the completion of each performance period, the Administrator will certify in writing whether the applicable performance goals have been achieved for such performance period. In determining the amounts earned by a participant, the Administrator will have the right to reduce or eliminate, but not to increase, the amount payable at a given level of performance to take into account additional factors that the Administrator may deem relevant to the assessment of individual or corporate performance for the performance period. A Participant will be eligible to receive payment pursuant to an Award for a performance period only if the performance goals for such period are achieved.

Awards granted under the Amended Plan are generally not transferable, and all rights with respect to an Award granted to a participant generally will be available during a participant’s lifetime only to the participant.

In the event of a merger or Change in Control, each outstanding Award will be treated as the Administrator determines, including, without limitation, that each Award be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. The Administrator shall not be required to treat all Awards similarly in the transaction. In the event that the successor corporation does not assume or substitute for the Award, unless the Administrator provides otherwise, the participant will fully vest in and have the right to exercise all of his or her outstanding Options and Stock Appreciation Rights, including shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on Restricted Stock and Restricted Stock Units will lapse, and, with respect to Awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met. In addition, if an Option or Stock Appreciation Right is not assumed or substituted in the event of a Change in Control, the Administrator will notify the participant in writing or electronically that the Option or Stock Appreciation Right will be fully vested and exercisable for a period of time determined by the Administrator in its sole discretion, and the Option or Stock Appreciation Right will terminate upon the expiration of such period.

With respect to Awards granted to an outside director that are assumed or substituted for, if on the date of or following such assumption or substitution the participant’s status as a director or a director of the successor corporation, as applicable, is terminated other than upon a voluntary resignation by the participant, unless such resignation is at the request of the acquiror, then the participant will fully vest in and have the right to exercise options and/or stock appreciation rights as to all of the shares underlying such Award, including those shares which would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units will lapse, and, with respect to performance units and performance shares, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met.

The Administrator will have the authority to amend, alter, suspend or terminate the Amended Plan, except that stockholder approval will be required for any amendment to the Amended Plan to the extent required by any applicable laws. No amendment, alteration, suspension or termination of the Amended Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the Administrator and which agreement must be in writing and signed by the participant and us. The Amended Plan will terminate on August 2, 2016, unless the Board of Directors terminates it earlier.

Federal Tax Aspects

The following paragraphs are a summary of the general federal income tax consequences to U.S. taxpayers and the Company of Awards granted under the Amended Plan. Tax consequences for any particular individual may be different.

No taxable income is reportable when a nonstatutory stock option with an exercise price equal to the fair market value of the underlying stock on the date of grant is granted to a participant. Upon exercise, the participant will recognize ordinary income in an amount equal to the excess of the fair market value, on the exercise date, of the shares purchased over the exercise price of the option. Any taxable income recognized in connection with an option exercise by an employee of ours is subject to tax withholding by

us. Any additional gain or loss recognized upon any later disposition of the shares would be capital gain or loss.

As a result of Code Section 409A and the Treasury regulations promulgated thereunder, or Section 409A, however, nonstatutory stock options and stock appreciation rights granted with an exercise price below the fair market value of the underlying stock or with a deferral feature may be taxable to the recipient in the year of vesting in an amount equal to the difference between the then fair market value of the underlying stock and the exercise price of such awards and may be subject to an additional 20% federal income tax plus penalties and interest. In addition, during each subsequent tax year, until the option is exercised or terminates, the option may be subject to additional annual income and penalty taxes, plus interest charges, on any increase in value of the underlying stock. Finally, certain states, such as California, have adopted similar tax provisions.

No taxable income is reportable when an incentive stock option is granted or exercised, except for purposes of the alternative minimum tax, in which case taxation is the same as for nonstatutory stock options. If the participant exercises the option and then later sells or otherwise disposes of the shares more than two years after the grant date and more than one year after the exercise date, the difference between the sale price and the exercise price will be taxed as capital gain or loss. If the participant exercises the option and then later sells or otherwise disposes of the shares before the end of the two- or one-year holding periods described above, he or she generally will have ordinary income at the time of the sale equal to the fair market value of the shares on the exercise date, or the sale price if less, minus the exercise price of the option.

No taxable income is reportable when a stock appreciation right with an exercise price equal to the fair market value of the underlying stock on the date of grant is granted to a participant. Upon exercise, the participant will recognize ordinary income in an amount equal to the amount of cash received and the fair market value of any shares received. Any additional gain or loss recognized upon any later disposition of the shares would be capital gain or loss.

A participant generally will not have taxable income at the time an Award of restricted stock, restricted stock units, performance shares or performance units are granted. Instead, he or she will recognize ordinary income in the first taxable year in which his or her interest in the shares underlying the Award becomes either (i) freely transferable, or (ii) no longer subject to substantial risk of forfeiture. However, the recipient of a restricted stock Award may elect to recognize income at the time he or she receives the Award in an amount equal to the fair market value of the shares underlying the Award, less any cash paid for the shares, on the date the Award is granted.

Code Section 409A, which was added by the American Jobs Creation Act of 2006, provides certain new requirements on non-qualified deferred compensation arrangements. Awards granted with a deferral feature will be subject to the requirements of Section 409A, including discount stock options and stock appreciation rights discussed above. If an Award is subject to and fails to satisfy the requirements of Section 409A, the recipient of that Award may recognize ordinary income on the amounts deferred under the Award, to the extent vested, which may be prior to when the compensation is actually or constructively received. Also, if an Award that is subject to Section 409A fails to comply with Section 409A’s provisions, Section 409A imposes an additional 20% federal income tax on compensation recognized as ordinary income, as well as interest on such deferred compensation. Some states may also apply a penalty tax. For example, California imposes a 20% penalty tax in addition to the 20% federal penalty tax.

The Company generally will be entitled to a tax deduction in connection with an Award under the Amended Plan in an amount equal to the ordinary income realized by a participant and at the time the participant recognizes such income (for example, the exercise of a nonstatutory stock option). Special rules limit the deductibility of compensation paid to the Company’s Chief Executive Officer (i.e., its principal executive officer) and to each of its three most highly compensated executive officers for the taxable year, other than the principal executive officer or principal financial officer. Under Code Section 162(m), the annual compensation paid to any of these specified executives will be deductible only to the extent that it does not exceed $1,000,000. However, the Company can preserve the deductibility of certain compensation in excess of $1,000,000 if the conditions of Section 162(m) are met. These conditions include stockholder approval of the Amended Plan, setting limits on the number of Awards that any individual may receive and for Awards other than certain stock options, establishing performance criteria that must be met before the Award actually will vest or be paid. The Amended Plan has been designed to permit the Administrator to grant Awards that qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting the Company to continue to receive a federal income tax deduction in connection with such Awards.

401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of our eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. We may, but have not, matched employee contributions or made discretionary contributions to the 401(k) Plan. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made.

Executive Time Off

Our executive officers do not receive a guaranteed amount of Paid Time Off (“PTO”), but participate instead in an Executive Time Off plan. Our executive officers are expected to manage personal time off in a manner that does not impact performance or achievement of goals. Until December 31, 2005, executives participated in the PTO benefit program which was offered to all of our employees at that time. Upon termination, executives who participated will be entitled to payment of their accrued benefits that existed at December 31, 2005. Officers hired or promoted since the implementation of the Executive Time Off policy will be transitioned to the officer plan at the time of hire or promotion. Consistent with the balance of executive officers, any accrued but unused PTO will be paid at termination. We have accrued $50,754 in earned, but unpaid PTO for its named executive officers.

2006 Employee Stock Purchase Plan

Our executive officers and all of our other employees may participate in our 2006 Employee Stock Purchase Plan. We believe that allowing them the opportunity to participate in the 2006 Employee Stock Purchase Plan provides them further incentive towards ensuring our success and accomplishing our corporate goals.

The specific provisions of our 2006 Employee Stock Purchase Plan are set forth below.

Our Board adopted, and our stockholders approved, our 2006 Employee Stock Purchase Plan in August 2006 and it became effective upon completion of our initial public offering in February 2007. A total of 1,190,468 shares of our common stock are available for sale. As of December 31, 2008, a total of 111,921 shares of our common stock had been issued through the 2006 Employee Stock Purchase Plan. In addition, our 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2006 Employee Stock Purchase Plan on the first day of each fiscal year equal to the lesser of:

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

Our 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Code. Each offering period includes purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period, which commenced on February 1, 2007 (the date of our IPO) and ended on November 15, 2007.

Our 2006 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 1,250 shares during a six-month purchase period.

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

In the event of our merger or change in control, as defined under the 2006 Employee Stock Purchase Plan, a successor corporation may assume or substitute for each outstanding option. If the successor corporation refuses to assume or substitute for the option, the offering period then in progress will be shortened, and a new exercise date will be set. The administrator will notify each participant that the exercise date has been changed and that the participant’s option will be exercised automatically on the new exercise date unless prior to such date the participant has withdrawn from the offering period.

Our 2006 Employee Stock Purchase Plan will automatically terminate in 2016, unless we terminate it sooner. In January 2009, the plan was suspended when we announced the initiative to reduce our headcount by 94%. Our board has the authority to amend, suspend or terminate our 2006 Employee Stock Purchase Plan, except that, subject to certain exceptions described in the 2006 Employee Stock

Purchase Plan, no such action may adversely affect any outstanding rights to purchase stock under our 2006 Employee Stock Purchase Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding common stock that may be issued upon the exercise of options, warrants and rights under our 2002 Stock Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan as of December 31, 2008. All our equity compensation plans have been approved by our stockholders.

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

2008 Summary Compensation Table

The following table sets forth summary compensation information for the years ended December 31, 2008 and December 31, 2007 for our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year. We refer to these persons as our named executive officers. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary		Bonus		Option Awards	Non Equity Incentive Plan Compensation		All Other Compensation	Total

Gregory D. Casciaro	2008	$354,598		$62,256	(5)	$689,361	$26,595	(1)	$—	1,132,810
President, Chief Executive Officer and Director	2007	340,960		—		516,184	115,000	(1)	—	972,144
Timothy D. Kahlenberg	2008	264,531		62,256	(5)	470,407	14,880	(2)	—	812,074
Chief Financial Officer	2007	236,508		—		398,975	19,320	(2)	—	654,803
Randolph E. Campbell	2008	269,604		—		203,813	15,353	(2)	—	488,770
Chief Technical Officer	2007	257,688		—		143,879	21,050	(2)	—	422,617
Philippe H. Marco	2008	239,388		—		175,368	13,466	(2)	—	428,222
Vice President of Quality Assurance, Clinical and Regulatory Affairs	2007	232,374		—		115,553	18,981	(2)	—	366,908
Ann-Marie Hodkinson	2008	182,999		—		138,213	10,294	(2)	—	331,506
Vice President of Human Resources	2007	87,913	(3)	5,000	(4)	20,020	—			112,933

(1)                                  Represents amounts earned by Mr. Casciaro under our non-equity incentive program for the achievement of specific clinical, financing and other corporate objectives.

(2)                                  Represents amounts earned by executives under our non-equity incentive program for achievement of specific corporate objectives.

(3)                                  Ms. Hodkinson commenced employment in June 2007 at an annual salary of $173,000, and became an officer of the Company in January 2008.

(4)                                  Represents a hiring bonus made to Ms. Hodkinson on her offer of employment.

(5)                                  Represents payments made to Mr. Casciaro and Mr. Kahlenberg based on a commitment resulting from a reduction in their 2008 equity incentive grants and the acceptance of the remainder of the related grants at above market prices.

Grants of Plan-Based Awards in 2008

The following table lists grants of plan-based awards made to our named executive officers in 2008 and the related total fair value of compensation for 2008.

					All Other Option
					Awards: Number
		Estimated Future Payouts Under			of Securities	Exercise or Base
		Non-Equity Incentive Plan Awards (1)			Underlying	Price of Option		Grant Date Fair Value
Name	Grant Date	Threshold	Target	Maximum	Options	Awards		of Option Awards
Gregory D. Casciaro	12/27/2007	$106,380	$177,300	$221,625
	1/29/2008				81,225	$9.96		$415,547
	3/31/2008				60,918	5.00		154,994
	8/13/2008				33,247	4.50	(3)	24,466

Timothy D. Kahlenberg	12/27/2007	59,513	79,350	99,188
	1/29/2008				33,325	9.96		170,491
	3/31/2008				24,993	5.00		63,590
	8/13/2008				16,165	4.50	(3)	11,896

Randolph E. Campbell	12/27/2007	59,153	78,870	98,588
	1/29/2008				27,075	9.96		138,516
	3/31/2008				20,306	5.00		51,665
	8/13/2008				25,000	2.10		28,283

Philippe H. Marco	12/27/2007	53,865	71,820	89,775
	1/29/2008				27,075	9.96		138,516
	3/31/2008				20,306	5.00		51,665
	8/13/2008				25,000	2.10		28,283

Anne-Marie Hodkinson (2)	12/27/2007	41,175	54,900	68,625
	1/29/2008				60,000	9.96		306,960
	1/29/2008				1,269	9.96		6,492
	3/31/2008				951	5.00		2,420
	8/13/2008				42,000	2.10		47,516

(1)          The amounts represent the threshold, target and maximum awards established for the 2008 non-equity compensation program as discussed in the section entitled “Compensation Discussion and Analysis.”  The actual amounts earned by our Named Executive officers pursuant to these awards are set forth in the Non-Equity Incentive Plan Compensation column of the table entitled “Summary Compensation Table.”

(2)          Ms. Hodkinson became an officer of the Company in January 2008.

(3)          Mr. Casciaro and Mr. Kahlenberg each received a payment of $62,256 in the first quarter of 2009 based on their acceptance of a reduction in this equity incentive award granted at above market prices.

Equity Incentive Awards Outstanding as of December 31, 2008

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2008.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exerciable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Vesting Commencement Date		Number of Shares or Units of Stock that Have Not Vested (5)	Market Value of Shares or Units of Stock that Have Not Vested
Gregory D. Casciaro	134,000	(1)		$0.40		2/1/2015	2/1/2005	(2)
	104,000	(1)		1.50		2/1/2016	2/1/2006	(2)
	125,000	(1)		5.20		6/5/2016	4/27/2006	(2)
	24,818		56,407	9.96		1/29/2018	2/1/2008	(4)
	10,153		50,765	5.00		3/31/2018	3/31/2008	(2)
	2,770		30,477	4.50	(6)	8/13/2018	8/13/2008	(2)
Timothy D. Kahlenberg	168,911	(1)		3.50		5/1/2016	5/1/2006	(3)
	10,182		23,143	9.96		1/29/2018	2/1/2008	(4)
	4,165		20,828	5.00		3/31/2018	3/31/2008	(2)
	1,347		14,818	4.50	(6)	8/13/2018	8/13/2008	(2)
Randolph E. Campbell	61,634	(1)		3.50		5/1/2016	5/1/2006	(2)
							2/1/2005	(2)	2,710	$732
							8/3/2005	(2)	959	259
	8,272		18,803	9.96		1/29/2018	2/1/2008	(4)
	3,384		16,922	5.00		3/31/2018	3/31/2008	(2)
	2,083		22,917	2.10		8/13/2018	8/13/2008	(2)
Philippe H. Marco							2/1/2005	(2)	1,125	304
							8/3/2005	(2)	334	90
	49,500	(1)		3.50		5/1/2016	5/1/2006	(2)
	8,272		18,803	9.96		1/29/2018	2/1/2008	(4)
	3,384		16,922	5.00		3/31/2018	3/31/2008	(2)
	2,083		22,917	2.10		8/13/2018	8/13/2008	(2)
Anne-Marie Hodkinson	9,375		15,625	10.52		7/6/2017	6/28/2007	(3)
	5,833		14,167	9.99		10/30/2017	10/30/2007	(2)
	13,750		46,250	9.96		1/29/2018	2/1/2008	(2)
	387		882	9.96		1/29/2018	2/1/2008	(4)
	158		793	5.00		3/31/2018	3/31/2008	(2)
	3,500		38,500	2.10		8/13/2018	8/13/2008	(2)

(1)                                  Option may be early exercised.

(2)                                  The shares underlying this option vest 1/48 per month following the vesting commencement date.

(3)                                  25% of the shares underlying this option vest on the one year anniversary of the vesting commencement date and 1/48 per month thereafter.

(4)                                  The shares underlying this option vest 1/36 per month following the vesting commencement date.

(5)                                  The shares were issued pursuant to the exercise of early-exercise stock options to purchase shares of our common stock. These shares are subject to a right of repurchase held by us that will lapse over time.

(6)                                  Mr. Casciaro and Mr. Kahlenberg each received a payment of $62,256 in the first quarter of 2009 based on their acceptance of a reduction in this equity incentive award granted at above market prices.

Aggregated Option Exercises in 2008

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)
Gregory D. Casciaro	—	$—
Timothy D. Kahlenberg	2,000	4,650
Randolph E. Campbell	—	—
Philippe H. Marco	—	—
Anne-Marie Hodkinson	—	—

(1)  Value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the individual.

Employment Agreements

Employment with us is at will. We do not have employment agreements with any of our executive officers.

Nonqualified Deferred Compensation

None of our named executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us. Our compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

2008 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2008.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
Henry A. Plain, Jr.	$60,000	$103,491	(2)	$163,491
Michael A. Carusi	35,000	29,264	(3)	64,264
Robert E. Flaherty	45,000	109,551	(4)	154,551
Michael L. Eagle	45,000	51,578	(5)	96,578
Christopher M. Smith	18,651	8,227	(6)	26,878
Arthur T. Taylor	18,651	8,227	(6)	26,878
Edward W. Unkart	50,000	121,928	(7)	171,928
Allan R. Will	35,000	29,264	(8)	64,264

(1)                                  Amounts represent the expensed fair value of stock options granted in 2008, 2007 and 2006 under SFAS 123(R) excluding the impact of estimated forfeitures.

(2)                                  Options to purchase 45,000 shares were outstanding, of which 26,667 shares were exercisable as of December 31, 2008.

(3)                                  Options to purchase 20,000 shares were outstanding, of which 10,000 shares were exercisable as of December 31, 2008.

(4)                                  Options to purchase 50,000 shares were outstanding, of which 20,000 shares were exercisable as of December 31, 2008.

(5)                                  Options to purchase 40,000 were outstanding, of which 10,000 shares were exercisable as of December 31, 2008.

(6)                                  Options to purchase 30,000 shares were outstanding, of which no shares were exercisable at December 31, 2008.

(7)                                  Options to purchase 50,000 shares were outstanding, of which 30,000 shares were exercisable as of December 31, 2008.

(8)                                  Options to purchase 20,000 shares were outstanding, of which 10,000 shares were exercisable as of December 31, 2008.

The chairman of our board receives an annual retainer of $60,000 for his service to our Company and each of our non-employee directors receives an annual retainer of $35,000 for his service on our board. The chairman of the audit committee receives an additional annual retainer of $15,000 and the chairmen of our other two standing committees, the compensation committee and the nominating and corporate governance committee, each receive an additional annual retainer in the amount of $10,000.

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

We also reimburse each non-employee member of our board for out-of-pocket expenses incurred in connection with attending our board and committee meetings. In addition, we have in the past granted directors options to purchase our common stock pursuant to the terms of our 2002 Stock Plan. As explained above, our 2006 equity incentive plan provides for the automatic grant of options to our non-employee directors. See “—Stock Options—2006 equity incentive plan.”

Potential Payments Following a Change in Control

The following summaries set forth potential payments payable to our executive officers upon termination of employment following a change in control of us under their current change of control agreements with us. The compensation committee of our board may, at their discretion, amend or add benefits to these arrangements as they deem advisable.

Executive Officers

We have entered into change of control agreements with Gregory D. Casciaro, Timothy D. Kahlenberg, Randolph E. Campbell and Philippe Marco that provide for severance benefits in the event that a covered employee’s employment with us terminates as a result of an involuntary termination at any time within 12 months after a change of control as follows:

•                  all options held by the employee will become fully vested and any right we may have to repurchase any shares held by the employee will lapse; and

•                  certain health coverage and benefits for that employee will be paid by us until the earlier of six months from the date of such employee’s termination or until the employee begins working at another company that offers comparable benefits.

For the purpose of our change of control agreements, “change of control” means:

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

Under Mr. Marco’s change of control agreement, “change of control” also includes a liquidation of the Company or a sale of all or substantially all of the Company’s assets.

For the purpose of our change of control agreements, “involuntary termination” means:

•                  a significant reduction of the employee’s duties, position or responsibilities relative to the employee’s duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the employee from such position, duties and responsibilities, unless the employee is provided with comparable duties, position and responsibilities; provided, however, that a reduction in duties, position or responsibilities solely by virtue of our being acquired and made part of a larger entity (as, for example, when our Chief Financial Officer remains as such following a Change of Control but is not made the Chief Financial Officer of the acquiring corporation) shall not constitute an involuntary termination;

•                  a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to the employee immediately prior to such reduction;

•                  a reduction of the employee’s base salary as in effect immediately prior to such reduction;

•                  a material reduction in the kind or level of employee benefits to which the employee is entitled immediately prior to such reduction with the result that the employee’s overall benefits package is significantly reduced;

•                  the relocation of the employee to a facility or a location more than fifty (50) miles from his current location;

•                  any purported termination of the employee which is not effected as a result of (i) any act of personal dishonesty taken by the employee in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment of the employee, (ii) employee’s conviction of a felony which our board reasonably believes has had or will have a material detrimental effect on our reputation or business, (iii) a willful act by the employee which constitutes misconduct and is injurious to us, (iv) continued willful violations by the employee of the employee’s obligations to us after there has been delivered to the employee a written demand for performance from us which describes the basis for our belief that the employee has not substantially performed his duties, or (v) for which the grounds relied upon by us are not valid; or

•                  our failure to obtain the assumption of the change of control agreement by any successor entity.

Based on a market value of $0.27 per share as of December 31, 2008, and the number of options and shares held by each of our executive officers that were unvested as of December 31, 2008, the estimated value of acceleration of these options and shares held by each executive officer is shown in the following table, as well as the maximum value of benefits which would be paid on behalf of each officer upon a change of control.

Name	Value of Accelerated Options and Shares (1)	Value of Benefits in Change of Control
Timothy D. Kahlenberg	$—	$10,773
Randolph E. Campbell	—	10,823
Philippe H. Marco	—	10,765
Anne-Marie Hodkinson	—	10,673

(1)           All option exercises prices are above the market value of the Company’s stock at December 31, 2008.

Gregory D. Casciaro

We have entered into a slightly different change of control agreement with Gregory D. Casciaro that provides for additional severance benefits in the event that Mr. Casciaro’s employment with us terminates as a result of his involuntary termination at any time after a change of control as follows:

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

The definitions for “involuntarily termination” and “change of control” discussed above for the change of control agreements with each of our other employees at the level of vice president or above are identical to those included in our change of control agreement with Mr. Casciaro.

Based on Mr. Casciaro’s current base salary, we estimate that the value of his severance payments to be $354,958. Based on a market value of $0.27 per share as of December 31, 2008, and the number of options held by Mr. Casciaro that were unvested as of December 31, 2008, we estimate the value of acceleration of these options would have no value. The maximum value of his benefits that would be paid upon a change of control would be $20,457.

Members of our Board of Directors

We have also entered into agreements with each non-employee member of our board under which all unvested shares underlying options then held by such director will become fully vested and immediately exercisable if such director is terminated without cause within 12 months of a change of control.

Additional Change of Control Provisions

Each of our 2002 Stock Plan, 2006 equity incentive plan and 2006 Employee Stock Purchase Plan also contains change of control provisions as described above. See “–Stock Options– 2002 Stock Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan.”

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

In addition, our amended and restated certificate of incorporation provides that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under the General Corporation Law of the State of Delaware. This provision in our amended and restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances; equitable remedies such as an injunction or other forms of non-monetary relief would remain available. Each director continues to be subject to liability for any breach of the director’s duty of loyalty to us and for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We have a directors’ and officers’ liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Robert E. Flaherty (chairperson), Henry A. Plain, Jr. and Michael L. Eagle. No member of the compensation committee is an executive officer of our company. Henry A. Plain, Jr. served as our President, Chief Executive Officer and Chief Financial Officer from June 2002 to October 2004. No executive officer of our company currently serves on the board of directors of any entity whose executive officers included a director of our company.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management of the Company, and based upon those discussions, the committee has recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

The foregoing report is provided by the undersigned members of the compensation committee.

Robert E. Flaherty, Chair

Henry A. Plain, Jr.

Mike L. Eagle

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information relating to the beneficial ownership of XTENT common stock as of January 24, 2009, except where otherwise noted, by:

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

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole voting power, shared voting power, or investment power and includes any shares that the individual has the right to acquire within 60 days of January 24, 2009 through the exercise of any stock option or other right. The number and percentage of shares “beneficially owned” is computed on the basis of 23,324,756 shares of XTENT common stock outstanding as of January 24, 2009. Shares of our common stock that a person has the right to acquire within 60 days of January 24, 2009 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person or entity named in the table has sole voting and dispositive power with respect to the shares set forth opposite such person’s or entity’s name. The address for those persons for whom an address is not otherwise provided is c/o XTENT, Inc., 125 Constitution Drive, Menlo Park, California 94025-1118.

	Beneficial Ownership		Percentage of Shares Outstanding
	Number of Shares	Options and Warrants Exercisable Within 60 Days	Approximate Percent Owned

Beneficial Owner
5% Stockholders
Morgenthaler Partners VI, L.P.(1)	5,085,243		21.0%
Funds affiliated with Advanced Technology Ventures (2)	2,999,393		12.4%
Funds affiliated with Latterell Venture Partners (3)	2,828,190		11.7%
SPVC VI, LLC (4)	2,615,135		10.8%
Davidson Kempner Partners	1,290,913		5.3%
State of Wisconsin	1,290,432		5.3%

Named Executive Officers and Directors
Gregory D. Casciaro (5)	566,778	411,138	4.0%
Timothy D. Kahlenberg	—	189,027	0.8%
Randolph E. Campbell (6)	261,770	90,643	1.5%
Anne-Marie Hodkinson	—	40,130	0.2%
Phillipe Marco (7)	71,050	67,573	0.6%
Henry A. Plain, Jr. (8)	459,656	26,667	2.0%
Michael A. Carusi (2)	2,999,393	10,000	12.4%
Michael L. Eagle	—	10,000	0.0%
Robert E. Flaherty	3,685	30,000	0.1%
Edward W. Unkart	8,333	30,000	0.2%
Christopher M. Smith	—	—	0.0%
Arthur T. Taylor	—	—	0.0%
Allan R. Will (4)	2,775,291	10,000	11.5%
All executive officers and directors as a group (13 persons)	17,640,734	915,178	65.9%

(1)                                  Includes 5,085,243 shares held by Morgenthaler Partners VI, L.P. Voting and investment power are shared by Robert C. Bellas, Jr., Gary J. Morgenthaler, Robert D. Pavey, John D. Lutsi, G. Gary Shaffer, Gary R. Little, Peter G. Taft, Theodore A. Laufik and Paul R. Levine, the managing members of Morgenthaler Management Partners VI, L.L.C., the general partner of Morgenthaler Partners VI, L.P., with respect to shares held by Morgenthaler Partners VI, L.P. Each managing member disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. The address for Morgenthaler Partners VI, L.P. is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

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

Associates, L.L.C., the general partner of ATV Alliance 2002, L.P. Michael A. Carusi, Steve Baloff, Bob Hower, Jean George and Bill Wiberg, as managing directors of ATV Associates VII, L.L.C., share voting and investment power with respect to shares held by Advanced Technology Ventures VII, L.P., Advanced Technology Ventures VII (B), L.P., Advanced Technology Ventures VII (C), L.P., and ATV Entrepreneurs VII, L.P. Michael A. Carusi, Steve Baloff and Pieter Schiller, as managing directors ofATV Associates VI, L.L.C., share voting and investment power with respect to shares held by Advanced Technology Ventures VI, L.P. and ATV Entrepreneurs VI, L.P. Jean George, as the sole manager of ATV Alliance Associates, L.L.C., has voting and investment power with respect to shares held by ATV Alliance 2002, L.P. Each managing director and manager disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein. Mr. Carusi’s address is c/o Advanced Technology Ventures, 1000 Winter Street, Suite 3700, Waltham, MA 02451.

(3)                                  Includes 2,020,425 shares held by Latterell Venture Partners II, L.P., 586,574 shares held by Latterell Venture Partners, L.P., 196,458 shares held by Latterell Venture Partners III, L.P., 9,822 shares held by LVP III Associates, L.P., 4,911 shares held by LVP III Partners, L.P., and 10,000 shares held by Latterell Management Company, L.L.C. Latterell Capital Management, L.L.C. is the general partner of Latterell Venture Partners, L.P., Latterell Capital Management II, L.L.C. is the general partner of Latterell Venture Partners II, L.P., and Latterell Capital Management III, L.L.C. is the general partner of Latterell Venture Partners III, L.P., LVP III Associates, L.P. and LVP III Partners, L.P. Patrick F. Latterell, Stephen M. Salmon and James N. Woody are the members of Latterell Capital Management, L.L.C., Latterell Capital Management II, L.L.C., Latterell Capital Management III, L.L.C. and Latterell Management Company, L.L.C. and share voting and investment power. Each member disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Mr. Latterell’s address is c/o Latterell Venture Partners, 1 Embarcadero Center, Suite 4050, San Francisco, CA 94111.

(4)                                  SPVC VI, LLC (formerly St. Paul Venture Capital VI, LLC) is jointly managed by Split Rock Partners, LLC. and Vesbridge Partners, L.L.C.; however, voting and investment power has been delegated solely to Split Rock Partners, LLC. Allan R. Will, David Stassen, Michael Gorman and James Simons, as managing directors of Split Rock Partners, LLC, share voting and investment power with respect to the shares held by SPVC VI, LLC. Split Rock Partners, LLC and each of its managing directors disclaim beneficial ownership of these shares, except to the extent of his or their pecuniary interest therein. Mr. Will’s address is c/o Split Rock Partners, L.L.C., 1600 El Camino Real, Suite 290, Menlo Park, CA 94025. The address for SPVC VI, LLC is 10400 Viking Drive, Suite 550, Eden Prairie, MN 55344.

(5)                                  Includes 3,400 shares held by Mr. Casciaro as custodian for his minor son and minor daughter under the California Uniform Transfer to Minors Act. Also includes 1,700 shares held by Mr. Casciaro’s adult daughter as to which Mr. Casciaro disclaims beneficial ownership

(6)                                  2,195 of these shares are subject to our right of repurchase as of January 24, 2009.

(7)                                  855 of these shares are subject to our right of repurchase as of January 24, 2009.

(8)                                  Henry A. Plain, Jr.’s address is c/o Morgenthaler Ventures, 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

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

Transactions with Related Persons

None.

Director Independence

Our board of directors consists of nine directors. The board has the authority to increase the size of the board from time to time. The current directors are Michael A. Carusi, Gregory D. Casciaro, Michael L. Eagle, Robert E. Flaherty, Henry A. Plain, Jr., Christopher M. Smith, Arthur T. Taylor, Edward W. Unkart and Allan R. Will. Our board has determined that Messrs. Carusi, Eagle, Flaherty, Plain, Smith, Taylor, Unkart and Will are independent directors under the listing standards established by the rules of the NASDAQ Stock Market, Inc. (“Nasdaq”).

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to PricewaterhouseCoopers, LLP (“PwC”):

Service Category	2008	2007 (1)
Audit Fees	$350,925	$380,022
Audit-Related Fees	—	40,710
Tax Services Fees	—	12,375
All Other Fees	—	3,900
Total	$350,925	$437,007

(1) The presentation of 2007 fees has been changed to conform with 2008 presentation

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements and for services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax services fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

The aggregate Audit Fees to PwC in the year ended December 31, 2008 were $350,925. This included fees for services rendered for the audit of our annual financial statements for the year ended December 31, 2008 and the review of our interim financial statements during the year ended December 31, 2008. The aggregate Audit Fees to PwC in the year ended December 31, 2007 were $437,007, which also included the review of the financial statements included in our Registration Statement filed in connection with our initial public offering on February 1, 2007.

Tax Service Fees

There were no aggregate Tax Service Fees paid to PwC in the year ended December 31, 2008. In the year ended December 31, 2007, Tax Service Fees paid were $12,375. Tax Service Fees in 2007 represented fees for consulting services related to tax compliance.

All Other Fees

All other fees in 2007 represent fees for Comperio, which is an online research tool.

To help ensure the independence of the independent registered public accounting firm, our audit committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by the independent registered public accounting firm, with the exception of up to $20,000 in fees, which may be approved by the audit committee chair alone. Pursuant to this policy and subject to this exception, all audit and non-audit services to be performed by the independent auditor during 2009 must be approved in advance by the audit committee. The audit committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full audit committee at its next regularly scheduled meeting.

All of the services provided by PricewaterhouseCoopers described in the table above were approved by our audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2009	XTENT, Inc.

	By:	/s/ GREGORY D. CASCIARO
Gregory D. Casciaro
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the registrant’s Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GREGORY D. CASCIARO	President, Chief Executive Officer and	April 30, 2009
Gregory D. Casciaro	Director (Principal Executive Officer)

/s/ TIMOTHY D. KAHLENBERG	Chief Financial Officer (Principal	April 30, 2009
Timothy D. Kahlenberg	Accounting Officer)

*	Director	April 30, 2009
Henry A. Plain, Jr.

*	Director	April 30, 2009
Michael A. Carusi

*	Director	April 30, 2009
Michael L. Eagle

*	Director	April 30, 2009
Robert E. Flaherty

*	Director	April 30, 2009
Christopher M. Smith

*	Director	April 30, 2009
Arthur T. Taylor

*	Director	April 30, 2009
Edward W. Unkart

*	Director	April 30, 2009
Allan R. Will

* By:	/s/ GREGORY D. CASCIARO
Gregory D. Casciaro, Attorney-in-Fact