Form 10-Q
period 2009-03-31
XTENT INC
filed 2009-05-15
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   YES  ☐      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐      No  ☒

As of April 30 2009, there were 23,352,904 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,960	$13,373
Short-term investments	—	5,752
Prepaid expenses and other current assets	673	432
Total current assets	12,633	19,557

Property and equipment, net	1,500	4,100
Other non-current assets	45	338
Total assets	$14,178	$23,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216	$943
Accrued liabilities	1,550	1,544
Total current liabilities	1,766	2,487

Commitments and contingencies (note 7)

Stockholders’ Equity:
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2009 and December 31, 2008; 23,337 and 23,325 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	23	23
Additional paid-in capital	156,227	155,511
Deferred stock-based compensation	(1)	(56)
Accumulated other comprehensive income	—	11
Deficit accumulated during development stage	(143,837)	(133,981)
Total stockholders’ equity	12,412	21,508

Total liabilities and stockholders’ equity	$14,178	$23,995

(1)  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

			Cumulative
			Period from
			June 13, 2002
			(Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Operating expenses:
Research and development (1)	$4,654	$9,421	$110,238
General and administrative (1)	2,763	3,442	37,223
Loss on impairment of long-lived assets	2,494	—	2,494
Total operating expenses	9,911	12,863	149,955

Loss from operations	(9,911)	(12,863)	(149,955)

Interest and other income, net	55	406	6,118

Net loss	(9,856)	(12,457)	(143,837)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(13,095)

Net loss attributable to common stockholders	$(9,856)	$(12,457)	$(156,932)

Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(0.54)

Weighted-average common shares outstanding - basic and diluted	23,324	22,923

(1) Includes the following stock-based compensation charges:
Research and development	$256	$388	$4,735
General and administrative	$508	$650	$6,097

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,		Cummulative Period from June 13, 2002 (Date of Inception) to March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(9,856)	$(12,457)	$(143,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	321	4,368
Amortization of securities discount	(9)	(192)	(2,080)
Gain on sale of investments	—	(26)	(6)
Loss on disposal of property and equipment	—	—	188
Impairment of long-lived assets	2,494	—	2,494
Stock-based compensation expense	764	1,038	10,832
Stock issued in exchange for services	—	—	381
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10	(732)	(702)
Accrued interest receivable on securities	12	213	(16)
Accounts payable	(727)	80	101
Accrued liabilities	8	446	1,664
Net cash used in operating activities	(6,957)	(11,309)	(126,613)

Cash flows from investing activities:
Purchase of investments	—	(5,459)	(142,322)
Proceeds from maturities of investments	5,750	9,925	130,459
Proceeds from sale of investments	—	9,963	13,949
Purchase of property and equipment	(241)	(304)	(8,547)
Restricted cash	30	—	—
Proceeds from sale of property and equipment	—	2	20
Net cash provided by (used in) investing activities	5,539	14,127	(6,441)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	75,592
Proceeds from initial public offering, net of offering costs	—	—	68,237
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	5	32	1,208
Net cash provided by financing activities	5	32	145,014

Net (decrease) increase in cash and cash equivalents	(1,413)	2,850	11,960
Cash and cash equivalents at beginning of period	13,373	13,366	—

Cash and cash equivalents at end of period	$11,960	$16,216	$11,960

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(22)	$(30)	$(183)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$2	$23	$440
Deferred initial public offering costs	$—	$—	$875
Changes in net unrealized gains on investments	$(11)	$95	$—

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

The Company has incurred net operating losses each year since inception. At March 31, 2009, the Company had an accumulated deficit of $143.8 million. The Company has not achieved positive cash flows from operations in any year since inception. In February 2007, the Company completed its initial public offering raising net proceeds of $68.2 million. In January 2009, the Company announced a reduction in its headcount of approximately 115 employees, or 94% of its total workforce.  As of March 31, 2009, the reduction was substantially complete, with six full-time employees remaining at April 30, 2009.  During the first quarter of 2009, the Company was exploring strategic alternatives with the assistance of Piper Jaffray & Co., including, without limitation, a merger, a sale of substantially all Company assets, a financing, or a sale of a portion of the Company’s assets, such as its peripheral stent technology, its drug eluting balloon technology, or its bioabsorbable stent technology.  On May 11, 2009, the Company’s board of directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of the estimated liquidation value would be achieved in the near term.  Based on these and other factors, the board of directors concluded that a statutory dissolution and liquidation was in the best interests of the Company and its stockholders and therefore adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution by the Company’s stockholders.  The Plan of Dissolution is subject to approval at a special meeting of the stockholders, which is expected to be held during the second or third quarter of 2009.

If the Company’s stockholders approve the Plan of Dissolution, the Company will not engage in any business activities except for the purpose of preserving the value of the Company’s assets, winding up the Company’s business and affairs, selling and liquidating all assets, including intellectual property, paying all liabilities, terminating all agreements and preparing to make distributions to stockholders, in accordance with the Plan of Dissolution.  The Company believes that the cash and cash equivalents and related interest income are sufficient to meet the anticipated cash requirements under the Plan of Dissolution.

If the Company’s stockholders do not approve the Plan of Dissolution, the board of directors will explore the alternatives then available to XTENT.  The Company believes that the existing cash and cash equivalents and related interest income are sufficient to meet anticipated cash requirements through at least December 31, 2009.

The Company continues to report as a development stage company, since planned principal operations have not commenced.  The basis of accounting has not changed as a result of the board of director’s approval of the Plan of Dissolution as the Plan of Dissolution is subject to stockholder approval.  The Company operates in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 24, 2009.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash with high credit quality financial institutions. Cash equivalents consist primarily of liquid money market funds and fixed income securities with original maturity dates of less than three months.

Short-term Investments

Short-term investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Short-term investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of short-term investments is based on quoted market prices. As of March 31, 2009, the Company did not have any short-term investments.

Unrealized gains and losses are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until realized. Premiums (or discounts) on short-term investments are amortized (or accreted) to interest and other income, net over the life of the investment. Realized gains and losses on short-term investments sold are included in interest and other income, net in the Company’s statement of operations.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Financial instruments are comprised primarily of money market funds, commercial paper and U.S. Government and agency securities rated A1 and P1 or better. The Company’s cash is primarily deposited with one major financial institution, which at times exceeds the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company mitigates the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not recognized any credit losses on such instruments during any of the periods presented and believes that it is not exposed to any significant risk on these instruments.

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

Total comprehensive loss during the three months ended March 31, 2009 and 2008 consisted of:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Net loss attributable to common stockholders	$(9,856)	$(12,457)
Change in unrealized gains (losses) on available-for-sale securities	(11)	95

Comprehensive loss	$(9,867)	$(12,362)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(9,856)	$(12,457)

Denominator:
Weighted-average common shares outstanding	23,326	23,049
Less: Weighted-average unvested common shares subject to repurchase	(2)	(126)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	23,324	22,923

Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(0.54)

The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Options to purchase common stock	2,060	2,744
Common stock subject to repurchase	1	107
Shares issuable under Employee Stock Purchase Plan	—	52

Recent and Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 has not impacted the Company’s results of operations and financial condition as the Company has not elected the fair value option for any of its eligible items.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  The Company will adopt the new disclosure requirements in the second quarter of fiscal 2009.  The Company does not expect the adoption to have a material impact on its condensed financial condition, results of operations, or cash flows.

On January 1, 2009, the Company adopted SFAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning November 15, 2008.  The adoption of FSP SFAS No. 157-2 did not have a material impact on the Company’s financial position, operating results or cash flows.

On January 1, 2009, the Company adopted SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP SFAS 157-3”), which clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP SFAS No. 157-3 did not have a material impact on the Company’s financial position, operating results or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The Company will adopt the provisions of FSP SFAS 157-4 effective the second quarter of fiscal 2009, and does not expect this to have a material impact on its condensed financial condition, results of operations, or cash flows.

NOTE 3 - Investments

The Company had no short term investments as of March 31, 2009.  At December 31, 2008, short-term investments, which are classified as available-for-sale, had maturities of less than one year and consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2009	Cost	Gains	Losses	Value
	(in thousands)

U.S. government and agency securities	$5,741	$11	$—	$5,752

NOTE 4 — Fair Value Measurements

Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

Cash and Cash Equivalents

The Company’s cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value hierarchy of the Company’s marketable securities at fair value in connection with the adoption of SFAS No. 157 consisted of the following as of March 31, 2009 and December 31, 2008:

		Significant Other	Significant Other
	Balance as of	Observable Inputs	Observable Inputs
	March 31, 2009	(Level 1)	(Level 2)
	(in thousands)

Money market funds (1)	$8,383	$8,383	$—
U.S. government securities (1)	2,001	—	2,001
Commercial paper (1)	1,000	—	1,000
Total	$11,384	$8,383	$3,001

		Significant Other	Significant Other
	Balance as of	Observable Inputs	Observable Inputs
	December 31, 2008	(Level 1)	(Level 2)
	(in thousands)

Money market funds (1)	$11,613	$11,613	$—
U.S. Treasury Notes (1)	1,003	—	1,003
U.S. government and agency securities	5,752	—	5,752
Total	$18,368	$11,613	$6,755

(1)  Classified as part of cash equivalents on the balance sheet

Assets Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 1, the Company terminated 94% of its workforce during the quarter ended March 31, 2009.  The Company evaluates the recoverability of property and equipment in accordance with FAS 144, “Accounting for the impairment, or disposal, of long-lived assets” whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable.  The Company recorded a non-cash charge of $2.5 million relating to the impairment of long-lived assets, which is included in continuing operations for the quarter ended March 31, 2009.  An estimate of fair value was based on a market approach obtained through an external assessment of long-lived asset values by considering the market participant assumptions affecting the value to be realized through an auction of property and equipment.  In accordance with SFAS 157-2, the $1.5 million valuation of long-lived assets is assessed based on unobservable inputs, and grouped as level 3 within the fair value hierarchy.

NOTE 5 - Restricted Common Stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions

Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of March 31, 2009 and December 31, 2008, there were approximately 1,000 and 7,000 shares of common stock, respectively, subject to repurchase, and a related liability of approximately $1,000 and $3,000, respectively.

NOTE 6 - Stock Option Plans

Stock-based compensation and valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.  Beginning in 2008, the expected term assumption was based on the Company’s historical settlement experience. ESPP terms are for the purchase period that began on November 15, 2007 and ended on May 15, 2008, and the purchase period that began on May 15, 2008 and ended on November 17, 2008.  The ESPP was suspended in January 2009, and all funds for the purchase period that began on November 17, 2008 were refunded to employees.

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three months ended March 31, 2008 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007. Volatility for three months ended March 31, 2009 was not assessed, as there were no stock options granted or ESPP requiring measurement during the period.

The risk-free interest rate assumption at the date of grant is based on the interest rate on U.S Treasury instruments whose term is consistent with the expected term of the Company’s stock options and ESPP.

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. In addition, forfeitures are estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock option activity for the three months ended March 31, 2009 was as follows:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balance as of December 31, 2008	1,364	2,516	$5.47

Additional shares reserved	933	—	—
Options granted	—	—	—
Options exercised	—	(12)	0.43
Options forfeited/expired	444	(444)	6.61

Balance as of March 31, 2009	2,741	2,060	$5.25

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

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $0.8 million for the period from June 13, 2002 (inception) to March 31, 2009. For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation charges for non-employees of approximately $1,000 and $5,000, respectively.

NOTE 7 - Commitments and Contingencies

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

As of March 31, 2009, future minimum lease payments under non-cancelable operating leases are as follows:

	Total	2009	2010	2011	2012
	(in thousands)

Minimum lease commitments	$1,576	$361	$493	$508	$214

License Agreements

The Company has entered into license agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company’s products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales. As of March 31, 2009 future minimum royalty payments to these suppliers are approximately $1.7 million. During the year ended December 31, 2008 and the three months ended March 31, 2009, the Company made minimum royalty payments of $80,000 and $20,000, respectively. Under the terms of the license agreement with SurModics, an additional $20,000 milestone payment is payable to SurModics once the Company receives regulatory approval authorizing it to market its products, and this amount was accrued for the three months ended March 31, 2009 based upon the Company’s receipt of CE Mark in March 2009. No milestone payments were made on this license agreement during the year ended December 31, 2008.  Minimum royalty payments to Biosensors of $100,000 per year would begin upon achievement of certain milestones.

In July 2006, the Company entered into a license agreement with Millimed, Inc. for certain intellectual property related to the Company’s business. In consideration for this license, the Company made an initial payment of $350,000 in cash and issued 15,000 shares of common stock during the year ended December 31, 2006. In addition, the license agreement provided for an additional payment of $200,000 upon achievement of certain milestones.  On July 24, 2008, the Company entered into an assignment agreement with Millimed, assigning to the Company the entire and exclusive right, title and interest in previously licensed intellectual property.  In consideration of this assignment the Company issued 50,000 shares of unregistered common stock to a third party at $3.00 per share.  Pursuant to the terms of the assignment agreement, the third party paid $150,000 directly to Millimed.  The $200,000 milestone payment that was required under the original license agreement is no longer required.

Purchase Commitments

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company’s products. The terms of the agreement require minimum purchases over two years at contractual prices set in Euros. As of March 31, 2009, there were no outstanding purchase order commitments for stents. Under the terms of the supply agreement, any further annual purchase commitments have been delayed until the Company receives approval from the FDA to begin clinical trials in the United States.

In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug and polymer components used on its stents. As of March 31, 2009, there were no outstanding purchase commitments with Biosensors.  The Company will pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

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

NOTE 8 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”).  As of March 31, 2009, the Company has no unrecognized tax benefit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at March 31, 2009 or December 31, 2008.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.

NOTE 9 - Reduction in Force

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

On January 21, 2009 the Company announced an initiative to reduce employee headcount by 115 employees or 94% of the total workforce.  As of March 31, 2009, the reduction was substantially complete, and the related expense recognized for the three month period ending on that date was approximately $1.0 million, of which $0.6 million was included in research and development and $0.4 million was included in general and administrative in the Statement of Operations.  A portion of these costs in the amount of $0.2 million was still payable at March 31, 2009.

As of March 31, 2009, the Company has six remaining employees, all of whom have retention agreements to secure their continued service through the completion of a strategic transaction, or in the absence thereof, to wind down and liquidate the Company.  The related expense associated with these agreements is being expensed over the related retention periods.  As of March 31, 2009, we have recorded a liability of $0.5 million associated with these agreements. The expected termination dates for these employees range from April 30, 2009 to July 31, 2009.

NOTE 10 - Subsequent Event

On May 11, 2009, the board of directors adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution to the Company’s stockholders.  The Plan of Dissolution is subject to approval by stockholders at a special meeting of stockholders which is expected to be held in the second or third quarter of 2009. The Company expects to file a preliminary proxy statement with the United States Securities and Exchange Commission on or about May 15, 2009 for the purpose of obtaining stockholder approval of the Plan of Dissolution.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements and the related notes included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

BUSINESS OVERVIEW

We are a development stage medical device company that has focused on developing and commercializing our proprietary Custom NX drug eluting stent, or DES, systems to treat coronary artery disease, or CAD. Since inception we have devoted substantially all of our resources to start-up activities, raising capital and performing research and development, including product design, testing, manufacturing and clinical trials. We have focused our development efforts on creating our Custom NX DES Systems, which allow a physician to deploy single or multiple stents of customizable length with a single device. We have not yet received any government regulatory approvals necessary to commercialize any of our products in the United States.

Over the past four years, we have been conducting clinical trials to evaluate our Custom NX 36 and Custom NX 60 stent and stent delivery systems. In October 2008, the one year data from our CUSTOM III clinical trial, the two year data from our CUSTOM II clinical trial and the three year data from our CUSTOM I clinical trial were presented at the 2008 Transcatheter Cardiovascular Therapeutics conference in Washington D.C. We believe the data from these clinical trials provides preliminary evidence of safety and efficacy and support further development of our in-situ customization approach. In March 2009, we received CE Mark approval for our Custom NX DES Systems authorizing us to market our products in the European Union and certain other countries that recognize CE Mark.  Even though we have received CE Mark, we do not have adequate resources to commercialize our products in Europe.

We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect would require data from a large clinical trial of up to 2,100 patients. We expected to obtain this data through our planned CUSTOM IV clinical trial, but to initiate the CUSTOM IV trial, we would first need to obtain clearance of an investigational device exemption, or IDE, from the FDA. We filed our IDE application in September 2007, and in October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and received questions back from the FDA in April 2009. Even if we receive IDE approval from the FDA, we do not have adequate resources to initiate our IDE trial.

To date, we have not generated any revenue from our development activities and will not be able to generate revenue unless we obtain additional financing to support commercialization of our products in the European Union. We have incurred net losses in each year since our inception in June 2002. Through March 31, 2009, we had an accumulated deficit of $143.8 million.

RECENT DEVELOPMENTS

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 94% of our 122 employees.  The reduction was substantially completed in March 2009. In connection with the reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with nine of our employees, including our executive officers.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.  Three of these employees were terminated on March 31, 2009, one was terminated on April 30, and the remaining five employees have expected termination dates that range from June 30, 2009 to July 31, 2009.

In January 2009, we engaged Piper Jaffray & Co. to help us explore potential strategic alternatives, including, without limitation, a merger, a sale of substantially all our assets, a financing, or a sale of a portion of our assets, such as our peripheral stent technology, our drug eluting balloon technology or our bioabsorbable stent technology.  On May 11, 2009, our board of directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of the estimated liquidation value could be achieved in the near term.  This conclusion was based on the lack of success, despite concerted efforts through the fourth quarter of 2008 and first quarter of 2009, to secure additional financing or identify a strategic transaction that would provide value to our stockholders or reduce the risks of our ongoing operations, including the risks associated with technology in a relatively early state of development, the time and cash requirements associated with commercializing our Custom NX DES Systems, the need for additional financing, and the highly uncertain and currently unfavorable financing and economic climate. Based on this and other factors, our board of directors concluded that a statutory dissolution and liquidation was in the best interests of XTENT and its stockholders and therefore adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution by our stockholders.

If our stockholders approve our Plan of Dissolution, we will file a Certificate of Dissolution with the Delaware Secretary of State.  Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and monetizing our non-cash assets, including our intellectual property, paying or otherwise settling our liabilities, including contingent liabilities, terminating agreements and relationships, and preparing to make distributions to our stockholders, in accordance with the Plan of Dissolution.

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

FINANCIAL OPERATIONS

Revenue

To date, we have not generated any revenue from the sale of our stent systems. Revenue generation is subject to commercial launch of our product in Europe.  Even though we received CE Mark in March 2009, we do not have adequate resources to commercialize our product in the European Union.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. From our inception through March 31, 2009, we incurred $110.2 million in research and development expenses related to developing our products, including the clinical trials necessary to support regulatory approval.  We expect our research and development expenses to decrease due to the reduction in force we substantially completed in March 2009.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other significant expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through March 31, 2009, we incurred $37.2 million in general and administrative expenses.  We expect our general and administrative expenses to decrease due to the reduction in force we substantially completed in March 2009.

Loss on Impairment of Long-Lived Assets

During the quarter ended March 31, 2009, we terminated 94% of our workforce.  We evaluate the recoverability of property and equipment in accordance with FAS 144, “Accounting for the impairment, or disposal, of long-lived assets” whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable.

We have recorded a non-cash charge of $2.5 million relating to the impairment of long-lived assets, which is included in continuing operations for the quarter ended March 31, 2009.  An estimate of fair value was based on a market approach obtained through an external assessment of long-lived asset values by considering the market participant assumptions affecting the value to be realized through an auction of property and equipment.  In accordance with SFAS 157-2, the $1.5 million valuation of long-lived assets is assessed based on unobservable inputs, and grouped as level 3 within  the fair value hierarchy.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenue

We did not generate any revenue during the three months ended March 31, 2009 or 2008.

Research and Development

	Three Months Ended March 31,		Dollar
	2009	2008	Change
	(in thousands)

Research and development expenses	$4,654	$9,421	$(4,767)

The $4.8 million decrease in research and development expenses for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily attributable to:

•             A decrease of $3.1 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, based on the reduced operations activity related to the reduction in force substantially completed during the three months ended March 31, 2009;

•             A decrease of $1.5 million in personnel costs offset by a $0.6 million increase in costs related to the reduction in force completed in March 2009;

•             A decrease of $0.4 million in expenses related to the support of our clinical research studies in 2009 as compared to the first quarter of 2008 due to activity in the first quarter of 2008 related to studies conducted to support our IDE application;

•             A decrease of $0.1 million in employee stock-based compensation; and

•             A decrease of $0.3 million in facilities and other miscellaneous expenses.

We expect our research and development expenses to continue to decrease as we wind up our operations in 2009.

General and Administrative

	Three Months Ended March 31,		Dollar
	2009	2008	Change
	(in thousands)

General and administrative expenses	$2,763	$3,442	$(679)

The $0.7 million decrease in general and administrative expenses for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily attributable to:

•             A decrease of $0.6 million in personnel costs, facilities, insurance and other miscellaneous spending, offset by a $0.4 million increase in costs related to the reduction in force substantially completed in March 2009;

•             A decrease of $0.2 million in legal and accounting expenses;

•             A decrease of $0.2 million due to spending for trade shows, travel and marketing materials; and

•             A decrease of $0.1 million in employee stock-based compensation expense.

We expect our general and administrative expenses to continue to decrease as we wind up our operations in 2009.

Loss on Impairment of Long-Lived Assets

	Three Months Ended March 31,		Dollar
	2009	2008	Change
	(in thousands)

Loss on impairment of long-lived assets	$2,494	$—	$2,494

The $2.5 million increase in loss on impairment of long-lived assets for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was attributable to the non-cash charge of $2.5 million relating to the impairment of long-lived assets which have been determined to be impaired. The fair value of long-lived assets was based on a market approach obtained through an external assessment of long-lived assets values by considering the market participant assumptions affecting the value to be realized through an auction of property and equipment.

Interest and Other Income, Net

	Three Months Ended March 31,		Dollar
	2009	2008	Change
	(in thousands)

Interest and other income, net	$55	$406	$(351)

The $0.4 million decrease in interest and other income, net, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of March 31, 2009 and December 31, 2008 are summarized as follows:

	As of March 31, 2009	As of December 31, 2008
	(in thousands)

Cash and cash equivalents	$11,960	$13,373
Short-term investments	—	5,752

Total cash and cash equivalents and short-term investments	$11,960	$19,125

Sources of Liquidity

We are in the development stage and have incurred losses since our inception in June 2002. As of March 31, 2009, we had an accumulated deficit of $143.8 million. Prior to our Initial Public Offering in February 2007, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. Upon completion of the reduction in force in April 2009, our cash requirements were greatly reduced. On May 11, 2009, our board of directors concluded that a statutory dissolution and liquidation was the preferred strategy and therefore adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution by our stockholders. The Plan of Dissolution is subject to approval at a special meeting of our stockholders, which is expected to be held during the second quarter of 2009.

As of March 31, 2009, we did not have any outstanding or available debt financing arrangements, we had working capital of $10.9 million, and our primary source of liquidity was $12.0 million in cash and cash equivalents.

Cash Flows

Our operating, investing and financing activities for the three months ended March 31, 2009 and March 31, 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net cash used in operating activities	$(6,957)	$(11,309)
Net cash provided by investing activities	5,539	14,127
Net cash provided by financing activities	5	32

Net (decrease) increase in cash and cash equivalents	$(1,413)	$2,850

Operating Activities

Net cash used in operating activities was $7.0 million for the three months ended March 31, 2009, compared to $11.3 million for the three months ended March 31, 2008. The net cash used in operating activities for the three months ended March 31, 2009 and 2008 primarily reflects expenses related to product development and clinical trials.  These expenses were partially offset by depreciation and amortization, amortization of securities discounts, gain on sale of investments, non-cash stock-based compensation and non-cash charges in operating assets and liabilities, including an asset impairment charge of $2.5 million, based on the estimated liquidation value of long-lived assets.

Investing Activities

Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2009, compared to $14.1 million for the three months ended March 31, 2008. Net cash provided by investing activities for the three months ended March 31, 2009 was attributable to the proceeds from the maturities of investments of $5.7 million, which were partially offset by the purchase of property and equipment of $0.2 million. Net cash provided by investing activities for the three months ended March 31, 2008 was primarily attributable to the sale of investments of $10.0 million and the proceeds from maturities of investments of $9.9 million, which were partially offset by the purchase of short-term investments of $5.5 million and the purchase of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $5,000, compared to $32,000 for the three months ended March 31, 2008. Net cash provided by financing activities for each of the three months ended March 31, 2009 and 2008 was attributable to the proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we secure additional funding to commercialize our products in the European Union and obtain FDA marketing approval for, and begin selling, our Custom NX DES Systems. If we were to continue our operations, we anticipate that we would continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of our products. Our current cash and cash equivalents are not sufficient to meet the cash requirements of these activities.

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 94% of our employees.  We substantially completed this reduction on March 31, 2009 and expect to fully complete it by April 30, 2009.  With this reduction, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through at least December 31, 2009.  Our board of directors approved the Plan of Dissolution on May 11, 2009 and on May 15, 2009 we filed a preliminary proxy with the SEC for the purpose of obtaining stockholder approval of the Plan of Dissolution.  If, on the other hand, we identify and complete a strategic transaction, substantial changes may be made to our current operations or they may be completely discontinued.  For example, if we are acquired by a third party, that third party may choose to not pursue some or any of our current product development initiatives, such as our Custom NX drug eluting stent systems, our Custom NX peripheral stent technology, our customizable drug eluting balloon technology or our bioabsorbable stent technology.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Custom NX DES Systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete ongoing clinical trials and successfully deliver a commercial product to market. If we do not dissolve and liquidate our assets, uur future funding requirements will depend on many factors, including but not limited to:

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

Contractual Obligations

Our principal commitments as of March 31, 2009 consist of obligations under operating leases and purchase obligations that we enter into through the normal course of business. See Note 7 of our Notes to Condensed Financial Statements for more detailed information.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent and Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 has not impacted our results of operations and financial condition as we have not elected the fair value option for any of our eligible items.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in the second quarter of fiscal 2009.  We do not expect the adoption to have a material impact on our condensed financial condition, results of operations, or cash flows.

On January 1, 2009, the we adopted SFAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning November 15, 2008.  The adoption of FSP SFAS No. 157-2 did not have a material impact on our financial position, operating results or cash flows.

On January 1, 2009, we adopted SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP SFAS 157-3”), which clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP SFAS No. 157-3 did not have a material impact on our financial position, operating results or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective the second quarter of fiscal 2009, which we do not expect to have a material impact on our condensed financial condition, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government and agency securities. Our cash and cash equivalents as of March 31, 2009 consist of liquid money market funds, U.S. government securities and commercial paper. We did not have short-term investments as of March 31, 2009. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

On May 11, 2009 our board of directors approved the Plan of Dissolution and we plan to file a preliminary proxy with the SEC on or about May 15, 2009 for the purpose of obtaining stockholder approval of the Plan of Dissolution. If our stockholders approve the Plan of Dissolution, we will pursue a revenue clearance certificate from the Department of Finance of the State of Delaware and, once received, file a Certificate of Dissolution with the State of Delaware Secretary of State. The risks described below under the caption “Risks Related to the Plan of Dissolution” address risks we and our stockholders face if the Plan of Dissolution is approved.

Risks Related to Our Plan of Dissolution

The amount we distribute to our stockholders pursuant to the Plan of Dissolution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses and claims against us are higher than we currently anticipate.

The amount of cash ultimately distributed to stockholders pursuant to the Plan of Dissolution depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish, during the liquidation process, and the amount we generate from the sale of our remaining non-cash assets and intellectual property.  We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us.  However, those estimates may be inaccurate.  Factors that could impact our estimates include the following:

•                  If any of the estimates regarding the Plan of Dissolution, including the net proceeds from the sale of our tooling and manufacturing and test equipment, furniture and supplies, and the expense of satisfying outstanding obligations, liabilities and claims during the liquidation process are inaccurate, the amount we distribute to our stockholders may be substantially less than the amount we currently estimate.  Given the current macroeconomic conditions, for purposes of our estimates we have assigned no value to our drug eluting stent systems and related intellectual property.  If claims are asserted against us, including any claims related to payments to suppliers or other vendors or claims from patients in our clinical trials, we will have to defend or resolve such claims before making distributions to our stockholders, which will reduce amounts otherwise available for distribution to our stockholders;

•                  We have made estimates regarding the expense of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary for us to dissolve and liquidate.  Our actual expenses could vary significantly and depend on the timing and manner of the sale of our non-cash assets.  If the timing differs from our plans, we may incur additional expenses above our current estimates, which could substantially reduce funds available for distribution to our stockholders; and

•                  We have assumed that all material contract rights can be effectively transferred to third parties.  If we are unable to obtain any required consents with the counterparties to those contracts, our ability to transfer such rights may be impaired.

We may continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome.

Whether or not the Plan of Dissolution is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our stockholders.  If the Plan of Dissolution is approved by our stockholders, in order to curtail expenses, we intend, on or about the Effective Date, to seek relief from the SEC to suspend our reporting obligations under the Exchange Act, and ultimately to terminate the registration of our common stock.  We anticipate that, if granted such relief, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the SEC might require.  To the extent that we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our stockholders.  These expenses include, among others, those costs relating to:

•                  the preparation, review, filing and dissemination of SEC filings;

•                  maintenance of effective internal controls over financial reporting; and

•                  audits and reviews conducted by our independent registered public accountants.

If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations, each stockholder may be liable to our creditors for the amount of liquidating distributions received by such stockholder under the Plan of Dissolution, which could also have adverse tax consequences.

After the Effective Date, our corporate existence will continue, but we will not be able to carry on any business except for the purpose of winding up our business and affairs.  Following the Effective Date, we will pay or make reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual or statutory claims, known to us.  We also may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against us or other obligations.  In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us, each stockholder could be held liable for amounts due to creditors up to the amounts distributed to such stockholder under the Plan of Dissolution.  In such event, a stockholder could be required to return all amounts received as distributions pursuant to the Plan of Dissolution and ultimately could receive nothing under the Plan of Dissolution.  Moreover, for U.S. federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid.  The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended, or the Code.

Liquidating distributions to our stockholders could be delayed or diminished.

All or a portion of any distributions to our stockholders could be delayed, depending on many factors, including, without limitation:

•                  if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations;

•                  if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve, payments to suppliers or other vendors or claims from patients in our clinical trials;

•                  if we are unable to sell our remaining non-cash assets or if such sales take longer than expected;

•                  if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

•                  if the issuance of the revenue clearance certificate required to file our certificate of dissolution with the Secretary of State is delayed.

Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders.  In addition, under the Delaware General Corporation Law, or DGCL, claims and demands may be asserted against us at any time during the three years following the Effective Date.  Accordingly, our board of directors may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against us or other obligations that may arise during the three-year period following the Effective Date.  As a result of these factors, we may retain for distribution at a later date, some or all of the estimated amounts that we expect to distribute to stockholders.

Stockholders will lose the opportunity to capitalize on potential growth opportunities from the continuation of our business.

Although our board of directors believes that the Plan of Dissolution is more likely to result in greater returns to stockholders than if we continued as a stand-alone entity or pursued other alternatives, if the Plan of Dissolution is approved, stockholders will lose the opportunity to capitalize on our business and possible future growth opportunities that may have arisen if we had continued our drug eluting stent business or pursued other alternatives.  It is possible that these opportunities could prove to be more valuable than the liquidating distributions our stockholders would receive pursuant to the Plan of Dissolution.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (ii) their tax basis for their shares of our common stock.  Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year.  Any loss generally will be recognized by a stockholder only when the stockholder receives our final liquidating distribution to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder’s tax basis for that share.  Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the Plan of Dissolution.

Recordation of transfers of our common stock on our stock transfer books will be restricted as of a future date that our board of directors will determine, and thereafter it generally will not be possible for stockholders to change record ownership of our stock.

Our board of directors may direct that our stock transfer books be closed and recording of transfers of common stock discontinued as of the earliest of (x) the close of business on the record date fixed by our board of directors for the first or any subsequent installment of any liquidating distribution, (y) the close of business on the date on which our remaining assets are transferred to a liquidating trust, or (z) the date on or as reasonably practicable after the date on which we file our certificate of dissolution under the DGCL.  We expect that our board of directors will close our stock transfer books on or around the Effective Date.  The Effective Date will be determined following the receipt of a revenue clearance certificate from the Department of Finance and will be announced as soon as reasonably practicable after that time.  Thereafter, certificates representing shares of our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law, and we will not issue any new stock certificates, other than replacement certificates.  In addition, we anticipate that we will request that our common stock be delisted from the NASDAQ Global Market and that trading will be suspended on the Effective Date or as soon thereafter as is practicable.

Further stockholder approval may not be required in connection with the implementation of the Plan of Dissolution, including for the sale of all or substantially all of our non-cash assets as contemplated in the Plan of Dissolution.

The approval of the Plan of Dissolution by our stockholders also will authorize, without further stockholder action, our board of directors to do and perform, or to cause our officers to do and perform, any and all acts and to make, execute, deliver or adopt any and all agreements, resolutions, conveyances, certificates and other documents of every kind that our board of directors deems necessary, appropriate or desirable, in the absolute discretion of the board of directors, to implement the Plan of Dissolution and the transactions contemplated thereby, including, without limitation, all filings or acts required by any state or federal law or regulation to wind up its affairs.  Accordingly, depending on the timing of a stockholder vote on the Plan of Dissolution, we may dispose of our drug eluting stent systems and related intellectual property and any and all of our other remaining non-cash assets without further stockholder approval.  As a result, our board of directors may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale of our drug eluting stent systems and related intellectual property and our other remaining non-cash assets, with which our stockholders may not agree.

Our board of directors may revoke implementation of the Plan of Dissolution even if it is approved by our stockholders.

Even if our stockholders approve the Plan of Dissolution at the special meeting of our stockholders, if for any reason our board of directors determines that such action would be in our best interests and the best interests of our stockholders, our board of directors may, in its sole discretion and without requiring further stockholder approval, revoke the Plan of Dissolution and all action contemplated thereunder, to the extent permitted by the DGCL.  A revocation of the Plan of Dissolution would result in our stockholders not receiving any liquidating distributions pursuant to the Plan of Dissolution.

Risks Related to Our Continuing Business Operations if the Plan of Dissolution is Not Approved by Our Stockholders

If our stockholders do not approve the Plan of Dissolution, our board of directors will explore what, if any, alternatives are available for our future, particularly in light of the fact that we have terminated substantially all of our employees, would need significant additional capital to support our U.S. pivotal clinical trial and efforts to commercialize our products in Europe, commenced the process of winding up our business and will continue to incur net losses for the foreseeable future. There is currently no active business left to operate and rehiring employees may not be possible, or would take several months at a cost we are unable to estimate.

Possible alternatives include selling all of our stock or assets, changing our business focus, conducting an issuer tender offer, continuing our efforts to identify a merger partner or a reverse merger partner, or seeking voluntary dissolution at a later time and with diminished assets.  At this time, our board of directors has considered all of these options and has determined that it is in the best interests of our stockholders for us to dissolve and return the cash to stockholders.  The board of directors, however, retains the right to consider other alternatives should a more attractive offer arise before or after the filing of our Certificate of Dissolution, if the Plan of Dissolution is approved by our stockholders.  If our stockholders do not approve the Plan of Dissolution, we expect that our cash resources will continue to diminish and we would face risks related to continuing our historical business described below.  These risks could materially and adversely affect our business, financial condition or operating results and the value of our common stock, and you may lose all or part of your investment.  Moreover, any alternative we select may have unanticipated negative consequences.

The risks below describe the risks related to our business if the Plan of Dissolution is not approved and we continue to pursue a strategy of using our cash on hand, any cash generated from financing activities, and any cash that may be generated by our drug eluting stent business to support our continued operations while we continue to explore whether there may be opportunities to realize potential value from our remaining business assets.

The risks and uncertainties described below are not the only ones facing us, and our risks and uncertainties may change if the Plan of Dissolution is not approved and we alter our business strategy. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected, the value of our common stock could decline and our stockholders may lose all or part of their investment.

Risks Related to Our Business

We are exploring strategic alternatives such as a potential merger or a sale of some or all of our assets, and have reduced our headcount significantly.  If we are not successful in completing a strategic transaction or securing adequate funding, we may have to wind up and liquidate our business.

We engaged Piper Jaffray & Co. to help us explore potential strategic alternatives such as a sale of some or all of our assets or a merger transaction.  There can be no assurance that we will be able to complete such a transaction on terms acceptable to us, or at all.  We do not have sufficient cash to commercialize our product in Europe or, even if we are successful in obtaining an investigational device exemption, or IDE, to initiate our U.S. pivotal clinical trial.  If we are unsuccessful in identifying and completing a strategic transaction or securing adequate funding, we may not be able to continue our operations and may need to wind up our business and liquidate our assets.

In January 2009, we notified our employees that we would reduce our headcount by eliminating 115 of 122 positions, effective March 23, 2009. The significant reduction in headcount may make it less likely that we will be able to complete a strategic transaction.  Certain third parties who might otherwise consider a strategic transaction may be unwilling to do so if they are not able to retain certain of our employees.  Likewise, certain third parties who might otherwise consider a strategic transaction may be unwilling to do so in light of the fact that we have announced the approval of the Plan of Dissolution by our board of directors.

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

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2008, 2007, and 2006, we had net losses of $41.1 million, $38.8 million and $25.0 million, respectively. As of March 31, 2009, we had an accumulated deficit of $143.8 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development and clinical studies related to our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60.  Since we have only recently received CE Mark and we do not have approval from the Food and Drug Administration, or FDA, or any other regulatory authority for our products, we are only authorized to market our current products in the European Union and certain other countries that recognize CE Mark, and we have not generated any revenues since our inception. If we continue as an operating business, we expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we obtain additional funding or complete a strategic transaction that provides adequate resources, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

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

Before we can commence our planned pivotal clinical trial in the United States for our Custom NX DES Systems, we must receive the FDA’s approval of our IDE application. We filed our IDE application in September 2007, and in October 2007, we received questions back from the FDA. In February 2009, we resubmitted our IDE application, and in April 2009, we received additional comments from the FDA. Even if we receive IDE approval from the FDA, we will not be able to initiate our IDE trial unless we obtain additional funding or complete a strategic transaction that provides adequate resources.  We cannot guarantee that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

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

We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of stent systems or other medical devices. To be successful in commercializing our products we must either develop a sales and marketing infrastructure or enter into distribution arrangements with others to market and sell our products. Subject to the availability of adequate resources, we plan to market our product in Europe through independent distributors.  We have not hired any European sales people or entered into any third-party distribution agreements.

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

We currently have limited resources, facilities and experience to commercially manufacture the device component of our products and apply the drug coating to the stents. In addition, pursuant to the terms of the restated license agreement with Biosensors, we plan to perform our own drug coating formulation.  Furthermore, effective March 23, 2009, we substantially completed a reduction in our headcount from 122 to 5 employees, and we fully completed that reduction by April 30, 2009.  None of the remaining employees will be manufacturing personnel.  In order to produce our Custom NX DES Systems in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that will require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all. If we develop and obtain regulatory approval for our products and are unable to manufacture a sufficient supply of our products, our revenue, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

We currently assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2010 by giving us 180 days’ notice, if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product, our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services, or CDHS. Our facility and quality systems are also required to pass annual audits for purposes of International Standardisation Organization, or ISO, compliance. We expect to be audited in the third quarter of 2009, but we do not believe that we have adequate personnel to pass the audit. We will not be able to commercialize our product until we successfully pass the audit. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2010, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

From time to time, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones could include the initiation of our pivotal U.S. clinical trial for our Custom NX DES Systems, the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

We may not be successful in our efforts to expand our portfolio of products and develop additional technologies.

One element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to our Custom NX DES Systems. If we continue as an operating business, as our resources permit, we would plan to conduct such activities through our internal research programs and intend to explore strategic collaborations for the development of new products utilizing our stent technology. Research programs to identify new disease targets, products and delivery techniques require substantial technical, financial and human resources, whether or not any products are ultimately identified. We may determine that one or more of our pre-clinical programs do not have sufficient potential to warrant the allocation of resources. Our research programs may initially show promise in identifying potential products, yet fail to yield products for clinical development for many reasons, including the following:

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

We are dependent on our President and Chief Executive Officer, Gregory D. Casciaro and our Vice President, Quality Assurance, Clinical and Regulatory Affairs, Philippe Marco, M.D. Due to the specialized knowledge both of these officers possesses with respect to interventional cardiology and our business activities, the loss of service of either of these officers could delay or prevent the successful completion of a fundraising event, a strategic transaction, or provided that we can continue with our ongoing operations, our clinical trials and the commercialization of our Custom NX DES Systems. Either of these officers may terminate their employment without notice and without cause or good reason. We carry key person life insurance on Mr. Casciaro but not on Philippe Marco, M.D.  In connection with our reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with nine of our employees, including our executive officers.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.  The expected termination dates for these employees range from March 31, 2009 to July 31, 2009.

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

As of March 31, 2009, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 75.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

None.

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

10.8(1)†	Master License Agreement dated December 30, 2002, as amended June 30, 2006, by and between the Registrant and SurModics, Inc.
10.9(1)	License Agreement dated July 10, 2006 by and between the Registrant and Millimed A/S.
10.10(2)†	Supply Agreement dated April 2, 2007 by and between Registrant and Fortimedix B.V.
10.11(3)	Second Amendment to Lease dated May 17, 2007 by and between the Registrant and 125 Constitution Associates, L.P.
10.12(4)†	Amended and Restated License Agreement dated December 3, 2007 by and between Registrant, Biosensors International Group, Ltd. and Biosensors Europe S.A.
10.13(5)	Amended 2006 Equity Incentive Plan and form of stock option agreement used thereunder.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)          Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 14, 2007.

(3)          Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 13, 2007.

(4)          Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 17, 2008.

(5)          Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 12, 2008.

†                  Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTENT, Inc.

Date: May 15, 2009	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)