Form 10-Q
period 2009-06-30
XTENT INC
filed 2009-07-24
CIK 1212235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 15, 2009, there were 23,501,228 shares of XTENT, Inc. common stock outstanding.

XTENT, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

XTENT, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(unaudited; in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$9,968	$13,373
Short-term investments	—	5,752
Prepaid expenses and other current assets	423	432
Total current assets	10,391	19,557

Property and equipment, net	1,500	4,100
Other non-current assets	45	338
Total assets	$11,936	$23,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389	$943
Accrued liabilities	801	1,544
Total current liabilities	1,190	2,487

Commitments and contingencies (note 7)

Stockholders’ Equity:
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2009 and December 31, 2008; 23,481 and 23,325 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	23	23
Additional paid-in capital	156,677	155,511
Deferred stock-based compensation	—	(56)
Accumulated other comprehensive income	—	11
Deficit accumulated during development stage	(145,954)	(133,981)
Total stockholders’ equity	10,746	21,508

Total liabilities and stockholders’ equity	$11,936	$23,995

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

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

					Cumulative
					Period from
					June 13, 2002
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Operating expenses:
Research and development (1)	$519	$9,818	$5,173	$19,239	$110,757
General and administrative (1)	1,578	3,331	4,341	6,773	38,801
Loss on impairment of long-lived assets	—	—	2,494	—	2,494
Total operating expenses	2,097	13,149	12,008	26,012	152,052

Loss from operations	(2,097)	(13,149)	(12,008)	(26,012)	(152,052)

Interest income and other income (expense), net	(20)	263	35	669	6,098

Net loss	(2,117)	(12,886)	(11,973)	(25,343)	(145,954)

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(13,095)

Net loss attributable to common stockholders	$(2,117)	$(12,886)	$(11,973)	$(25,343)	$(159,049)

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.56)	$(0.51)	$(1.10)

Weighted-average common shares outstanding - basic and diluted	23,391	23,033	23,358	22,978

(1) Includes the following stock-based compensation charges:
Research and development	$107	$393	$363	$781	$4,842
General and administrative	$280	$695	$788	$1,345	$6,377

The accompanying notes are an integral part of these condensed financial statements.

XTENT, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

			Cummulative
			Period from
			June 13, 2002
			(Date of
			Inception) to
	Six Months Ended June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(11,973)	$(25,343)	$(145,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	650	4,368
Amortization of securities discount	(9)	(268)	(2,080)
Gain on sale of investments	—	(26)	(6)
Loss on disposal of property and equipment	—	—	188
Impairment of long-lived assets	2,494	—	2,494
Stock-based compensation expense	1,151	2,126	11,219
Stock issued in exchange for services	—	—	381
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	245	(323)	(467)
Accrued interest receivable on securities	27	138	(1)
Accounts payable	(554)	21	274
Accrued liabilities	(740)	99	916
Net cash used in operating activities	(9,012)	(22,926)	(128,668)

Cash flows from investing activities:
Purchase of investments	—	(11,901)	(142,322)
Proceeds from maturities of investments	5,750	23,845	130,459
Proceeds from sale of investments	—	9,963	13,949
Purchase of property and equipment	(241)	(862)	(8,547)
Restricted cash	30	(30)	—
Proceeds from sale of property and equipment	—	2	20
Net cash provided by (used in) investing activities	5,539	21,017	(6,441)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	75,592
Proceeds from initial public offering, net of offering costs	—	—	68,237
Principal payments on capital lease obligations	—	—	(23)
Proceeds from issuance of common stock and exercise of stock options	68	203	1,271
Net cash provided by financing activities	68	203	145,077

Net (decrease) increase in cash and cash equivalents	(3,405)	(1,706)	9,968
Cash and cash equivalents at beginning of period	13,373	13,366	—

Cash and cash equivalents at end of period	$9,968	$11,660	$9,968

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation	$—	$—	$1,272
Reversal of deferred stock-based compensation	$(22)	$(37)	$(183)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$(13,095)
Equipment acquired under capital leases	$—	$—	$(23)
Vesting of restricted common stock from early exercises	$3	$42	$441
Deferred initial public offering costs	$—	$—	$875
Changes in net unrealized gains on investments	$(11)	$(15)	$—

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

The Company has incurred net operating losses each year since inception. At June 30, 2009, the Company had an accumulated deficit of $146.0 million. The Company has not achieved positive cash flows from operations in any year since inception. In February 2007, the Company completed its initial public offering raising net proceeds of $68.2 million. In January 2009, the Company announced a reduction in its headcount of approximately 115 employees, or 94% of its total workforce.  As of March 31, 2009, the reduction was substantially complete, and three full-time employees remain after June 30, 2009.  During the first quarter of 2009, the Company was exploring strategic alternatives with the assistance of Piper Jaffray & Co., including, without limitation, a merger, a sale of substantially all Company assets, a financing, or a sale of a portion of the Company’s assets, such as its peripheral stent technology, its drug eluting balloon technology, or its bioabsorbable stent technology.  On May 11, 2009, the Company’s board of directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of the estimated liquidation value would be achieved in the near term.  Based on these and other factors, the board of directors concluded that a statutory dissolution and liquidation was in the best interests of the Company and its stockholders and therefore adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution by the Company’s stockholders.  The Company filed a definitive proxy statement with the United States Securities and Exchange Commission on June 8, 2009 and on or about that date the Company mailed the proxy statement to its stockholders of record for the purpose of obtaining stockholder approval of the Plan of Dissolution at a meeting originally scheduled to occur on July 9, 2009.  On July 7, 2009, the Company announced that it had postponed the special meeting of its stockholders until August 3, 2009 in order to allow for further discussions with two parties about a transaction that would be an alternative to liquidation and dissolution.

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

If the Company’s stockholders do not approve the Plan of Dissolution, the board of directors will explore the alternatives then available to the Company.  The Company believes that the existing cash and cash equivalents and related interest income are sufficient to meet anticipated cash requirements through at least December 31, 2009.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any future period.  These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 24, 2009.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash with high credit quality financial institutions. Cash equivalents consist primarily of liquid money market funds, U.S. government securities and fixed income securities with original maturity dates of less than three months.

Short-term Investments

Short-term investments with an original maturity of more than three months and less than one year at the date of purchase are considered to be short-term. Short-term investments consist primarily of fixed income securities. The Company classifies its investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and they are recorded at fair value. The fair value of short-term investments is based on quoted market prices. As of June 30, 2009, the Company did not have any short-term investments.

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

Total comprehensive loss during the three and six months ended June 30, 2009 and 2008 consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net loss attributable to common stockholders	$(2,117)	$(12,886)	$(11,973)	$(25,343)
Change in unrealized gains (losses) on available-for-sale securities	—	(110)	(11)	(15)

Comprehensive loss	$(2,117)	$(12,996)	$(11,984)	$(25,358)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(2,117)	$(12,886)	$(11,973)	$(25,343)

Denominator:
Weighted-average common shares outstanding	23,391	23,107	23,359	23,078
Less: Weighted-average unvested common shares subject to repurchase	—	(74)	(1)	(100)
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	23,391	23,033	23,358	22,978

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.56)	$(0.51)	$(1.10)

The following potentially dilutive shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect:

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Options to purchase common stock	1,488	2,860
Common stock subject to repurchase	—	59
Shares issuable under Employee Stock Purchase Plan	—	37

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

On April 1, 2009, the Company adopted FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed balance sheets at fair value. The adoption of the new disclosure requirements did not have a material impact on the Company’s condensed financial condition, results of operations, or cash flows.

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

On April 1, 2009, the Company adopted FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate.  The adoption of the provisions of FSP SFAS 157-4 did not have a material impact on the Company’s condensed financial condition, results of operations, or cash flows.

On April 1, 2009, the Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”).  FSP SFAS 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on the Company’s financial position, operating results or cash flows.

On April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed financial condition, results of operations or cash flows.

NOTE 3 - Investments

The Company had no short term investments as of June 30, 2009.  At December 31, 2008, short-term investments, which are classified as available-for-sale, had maturities of less than one year and consisted of the following:

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

Cash and Cash Equivalents

The Company’s cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value hierarchy of the Company’s marketable securities at fair value in connection with the adoption of SFAS No. 157 consisted of the following as of June 30, 2009 and December 31, 2008:

		Significant Other	Significant Other
	Balance as of	Observable Inputs	Observable Inputs
	June 30, 2009	(Level 1)	(Level 2)
	(in thousands)

Money market funds (1)	$7,900	$7,900	$—
U.S. government securities (1)	2,000	—	2,000
Total	$9,900	$7,900	$2,000

		Significant Other	Significant Other
	Balance as of	Observable Inputs	Observable Inputs
	December 31, 2008	(Level 1)	(Level 2)
	(in thousands)

Money market funds (1)	$11,613	$11,613	$—
U.S. Treasury Notes (1)	1,003	—	1,003
U.S. government and agency securities	5,752	—	5,752
Total	$18,368	$11,613	$6,755

(1)  Classified as part of cash equivalents on the balance sheet

Assets Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 1, the Company terminated 94% of its workforce during the quarter ended March 31, 2009.  The Company evaluates the recoverability of property and equipment in accordance with FAS 144, “Accounting for the impairment, or disposal, of long-lived assets” whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable.  The Company recorded a non-cash charge of $2.5 million relating to the impairment of long-lived assets, which is included in continuing operations for the quarter ended March 31, 2009.  An estimate of fair value was based on a market approach obtained through an external assessment of long-lived asset values by considering the market participant assumptions affecting the value to be realized through an auction of property and equipment.  Management’s assessment of fair value has not changed as of June 30, 2009. In accordance with SFAS 157-2, the $1.5 million valuation of long-lived assets is assessed based on unobservable inputs, and grouped as level 3 within the fair value hierarchy.

NOTE 5 - Restricted Common Stock

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company accounts for the cash received in consideration for the early exercised options as a liability. As of June 30, 2009, there were no shares subject to repurchase and at December 31, 2008, there were approximately 7,000 shares of common stock subject to repurchase, and a related liability of approximately $3,000.

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

The expected stock price volatility assumptions for the Company’s stock options and ESPP for the three and six months ended June 30, 2008 were determined by examining the historical volatilities for industry peers in combination with the historical volatility of the Company since its Initial Public Offering on February 1, 2007. Volatility for three and six months ended June 30, 2009 was not assessed, as there were no stock options granted or ESPP requiring measurement during the period.

The risk-free interest rate assumption at the date of grant is based on the interest rate on U.S Treasury instruments whose term is consistent with the expected term of the Company’s stock options and ESPP.

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. In addition, forfeitures are estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock option activity for the six months ended June 30, 2009 was as follows:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
	(in thousands, except weighted average exercise price)

Balance as of December 31, 2008	1,364	2,516	$5.47

Additional shares reserved	933	—	—
Options exercised	—	(156)	0.44
Options forfeited/expired	872	(872)	6.67

Balance as of June 30, 2009	3,169	1,488	$5.29

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

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. In connection with the grant of stock and stock options to non-employees, the Company recorded stock-based compensation charges of approximately $0.9 million for the period from June 13, 2002 (inception) to June 30, 2009. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation charges for non-employees of approximately $42,000 and $8,000, respectively.

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

As of June 30, 2009, future minimum lease payments under non-cancelable operating leases are as follows:

	Total	2009	2010	2011	2012
	(in thousands)

Minimum lease commitments	$1,455	$240	$493	$508	$214

License Agreements

The Company has entered into license agreements with Biosensors and SurModics for proprietary materials that are critical to the success of the Company’s products. The terms of the agreements call for milestone payments prior to achieving sales, and quarterly royalty payments based on the greater of specified minimums or a percentage of net sales. As of June 30, 2009 future minimum royalty payments to these suppliers are approximately $1.6 million. During the year ended December 31, 2008 and the six months ended June 30, 2009, the Company made minimum royalty payments of $80,000 and $40,000, respectively. Under the terms of the license agreement with SurModics, an additional $20,000 milestone payment is payable to SurModics once the Company receives regulatory approval authorizing it to market its products, and this amount was paid in the six months ended June 30, 2009 based upon the Company’s receipt of CE Mark in March 2009. No milestone payments were made on this license agreement during the year ended December 31, 2008.  Based on the achievement of certain milestones, minimum royalty payments to Biosensors of $100,000 per year are payable, and $29,000 has been accrued in six months ended June 30, 2009.  No royalties were paid to Biosensors in the year ended December 31, 2008.

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

Purchase Commitments

In April 2007, the Company entered into a supply agreement with Fortimedix B.V., under which Fortimedix B.V. agreed to manufacture and deliver stents for use in the Company’s products. The terms of the agreement require minimum purchases over two years at contractual prices set in Euros. Under the terms of the supply agreement, any further annual purchase commitments have been delayed until the Company receives IDE approval from the FDA. In May 2009, the Company received a conditional IDE approval from the FDA which requires the Company to address certain technical issues about which the FDA has questions before a full IDE approval will be granted.

In December 2007, the Company entered into the Amended and Restated License Agreement with Biosensors International Group, Ltd., under which the Company purchases the drug and polymer components used on its stents. As of June 30, 2009, there were no outstanding purchase commitments with Biosensors.  The Company will pay royalties to Biosensors under the license agreement when revenues are generated from product sales.

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

NOTE 8 - Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”).  As of June 30, 2009, the Company has no unrecognized tax benefit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at June 30, 2009 or December 31, 2008.

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

On January 21, 2009 the Company announced an initiative to reduce employee headcount by 115 employees or 94% of the total workforce.  As of June 30, 2009, headcount has been reduced by 119 employees and the related expense recognized for the six month period ending on that date was approximately $1.4 million, of which $0.7 million was included in research and development and $0.7 million was included in general and administrative in the Statement of Operations.

As of June 30, 2009, the Company has three remaining employees, all of whom have retention agreements entered into in order to secure their continued service through the completion of a strategic transaction, or in the absence thereof, to wind down and liquidate the Company.  The expense associated with these agreements is being expensed over the related retention periods.  As of June 30, 2009, we have recorded a liability of $0.4 million associated with these agreements.

NOTE 10 - Dissolution

On May 11, 2009, the board of directors adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution to the Company’s stockholders.  The Company filed a definitive proxy statement with the United States Securities and Exchange Commission on June 8, 2009 for the purpose of obtaining stockholder approval of the Plan of Dissolution.  The Plan of Dissolution is subject to approval by stockholders at a special meeting of stockholders which is scheduled to be held on August 3, 2009.

The Plan of Dissolution contemplates an orderly windup of our business and operations.  If our shareholders approve the Plan of Dissolution, we intend to file a certificate of dissolution, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims, ongoing clinical trial obligations, and costs associated with the liquidation and dissolution, and make one or more distributions to our shareholders of cash available for distribution, subject to applicable legal requirements.  Following shareholder approval of the Plan of Dissolution and the filing of a certificate of dissolution, we anticipate delisting our common stock from NASDAQ.

NOTE 11 — Subsequent Events

The Company has performed an evaluation of subsequent events through July 24, 2009, which is the date the financial statements were issued.

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

We will need premarket approval, or PMA, from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States, which we expect would require data from a large clinical trial of up to 2,100 patients. We expected to obtain this data through our CUSTOM IV and CUSTOM IV Angio clinical trials. In May 2009, we received a conditional IDE approval from the FDA which requires the Company to address certain technical issues about which the FDA has questions before a full IDE approval will be granted. Even if we were to address all of the FDA’s questions, we currently do not have adequate resources to initiate our CUSTOM IV or CUSTOM IV Angio clinical trials.

To date, we have not generated any revenue from our development activities and will not be able to generate revenue unless we obtain additional financing to support commercialization of our products in the European Union. We have incurred net losses in each year since our inception in June 2002. Through June 30, 2009, we had an accumulated deficit of $146.0 million.

RECENT DEVELOPMENTS

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 94% of our 122 employees.  The reduction was substantially completed in March 2009. In connection with the reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with nine of our employees, including our executive officers.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.  Three of these employees were terminated on March 31, 2009, one was terminated on April 30, 2009 and two were terminated on June 30, 2009.  The Company currently has three employees, including Gregory D. Casciaro, our President and Chief Executive Officer, and two non-executive employees.

In January 2009, we announced a reduction in our headcount of approximately 115 employees, or 94% of our workforce.  As of March 31, 2009, the reduction was substantially complete and three full-time employees remain after June 30, 2009. During the first quarter of 2009, the Company was exploring strategic alternatives with the assistance of Piper Jaffray & Co., including, without limitation, a merger, a sale of substantially all our assets, a financing, or a sale of a portion of our assets, such as our peripheral stent technology, our drug eluting balloon technology or our bioabsorbable stent technology.  On May 11, 2009, our board of directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of the estimated liquidation value could be achieved in the near term.  This conclusion was based on the lack of success, despite concerted efforts through the fourth quarter of 2008 and first quarter of 2009, to secure additional financing or identify a strategic transaction that would provide value to our stockholders or reduce the risks of our ongoing operations, including the risks associated with technology in a relatively early stage of development, the time and cash requirements associated with commercializing our Custom NX DES Systems, the need for additional financing, and the highly uncertain and currently unfavorable financing and economic climate. Based on this and other factors, our board of directors concluded that a statutory dissolution and liquidation was in the best interests of XTENT and its stockholders and therefore adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution by our stockholders. We filed a definitive proxy statement with the United States Securities and Exchange Commission on June 8, 2009 and on or about that date we mailed the proxy statement to our stockholders of record for the purpose of obtaining stockholder approval of the Plan of Dissolution at a meeting originally scheduled to occur on July 9, 2009.  On July 7, 2009, we announced that we had postponed the special meeting of our stockholders until 9:00 a.m. Pacific Time on August 3, 2009 in order to allow for further discussions with two parties about a transaction that would be an alternative to liquidation and dissolution.

If our stockholders approve our Plan of Dissolution, we expect to file a Certificate of Dissolution with the Delaware Secretary of State.  Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and monetizing our non-cash assets, including our intellectual property, paying or otherwise settling our liabilities, including contingent liabilities, terminating agreements and relationships, and preparing to make distributions to our stockholders, in accordance with the Plan of Dissolution. If the Company’s stockholders do not approve the Plan of Dissolution, the board of directors will explore the strategic alternatives available to the Company.

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

Research and Development

Since inception, we have devoted a significant amount of resources to develop our Custom NX DES Systems. From our inception through June 30, 2009, we incurred $110.8 million in research and development expenses related to developing our products, including the clinical trials necessary to support regulatory approval.  We expect minimal research and development expenditures as we wind up our clinical trials and research and development activities.

General and Administrative

General and administrative expenses consist primarily of compensation for executive, finance, marketing and administrative personnel including stock-based compensation. Other expenses include professional fees for accounting and legal services associated with our efforts to obtain and maintain protection for intellectual property related to our Custom NX DES Systems. From our inception through June 30, 2009, we incurred $38.8 million in general and administrative expenses.  We expect minimal general and administrative expenditures as we wind up our operations.

Loss on Impairment of Long-Lived Assets

During the quarter ended March 31, 2009, we terminated 94% of our workforce.  We evaluate the recoverability of property and equipment in accordance with FAS 144, “Accounting for the impairment, or disposal, of long-lived assets” whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We recorded a non-cash charge of $2.5 million relating to the impairment of long-lived assets, which is included in continuing operations for the quarter ended March 31, 2009.  An estimate of fair value was based on a market approach obtained through an external assessment of long-lived asset values by considering the market participant assumptions affecting the value to be realized through an auction of property and equipment.  Management’s assessment of fair value has not changed as of June 30, 2009. In accordance with SFAS 157-2, the $1.5 million valuation of long-lived assets is assessed based on unobservable inputs, and grouped as level 3 within the fair value hierarchy.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue

We did not generate any revenue during the three months ended June 30, 2009 or 2008.

Research and Development

	Three Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

Research and development expenses	$519	$9,818	$(9,299)

The $9.3 million decrease in research and development expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily attributable to:

•             A decrease of $3.8 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, based on the reduced operations activity related to the reduction in force substantially completed in March 2009;

•             A decrease of $4.1 million in personnel costs offset by a $0.1 million increase in costs related to the reduction in force substantially completed in March 2009;

•             A decrease of $0.4 million in expenses related to the support of our clinical research;

•             A decrease of $0.3 million in employee stock-based compensation; and

•             A decrease of $0.8 million in facilities and other miscellaneous expenses.

General and Administrative

	Three Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

General and administrative expenses	$1,578	$3,331	$(1,753)

The $1.8 million decrease in general and administrative expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily attributable to:

•             A decrease of $0.7 million in personnel costs, facilities, insurance and other miscellaneous spending, offset by a $0.2 million increase in costs related to the reduction in force substantially completed in March 2009;

•             A decrease of $0.4 million in legal, accounting, consulting and other expenses;

•             A decrease of $0.5 million due to spending for trade shows, travel and marketing materials; and

•             A decrease of $0.4 million in employee stock-based compensation expense.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

Interest and other income, net	$(20)	$263	$(283)

The $0.3 million decrease in interest and other income, net, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.  In addition, we experienced approximately $23,000 in foreign exchange loss associated with our clinical trial liabilities due to changes in value of the euro.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue

We did not generate any revenue during the six months ended June 30, 2009 or 2008.

Research and Development

	Six Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

Research and development expenses	$5,173	$19,239	$(14,066)

The $14.1 million decrease in research and development expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily attributable to:

•             A decrease of $6.8 million for prototype parts, supplies, and outside services related to product development for our Custom NX DES systems, based on the reduced operations activity related to the reduction in force substantially completed in March;

•             A decrease of $5.5 million in personnel costs offset by a $0.7 million increase in costs related to the reduction in force substantially completed in March 2009;

•             A decrease of $0.8 million in expenses related to the support of our clinical research;

•             A decrease of $0.4 million in employee stock-based compensation; and

•             A decrease of $1.0 million in facilities and other miscellaneous expenses; and

•             A decrease of $0.3 million in travel related expenses.

General and Administrative

	Six Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

General and administrative expenses	$4,341	$6,773	$(2,432)

The $2.4 million decrease in general and administrative expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily attributable to:

•             A decrease of $1.2 million in personnel costs, facilities, insurance and other miscellaneous spending, offset by a $0.7 million increase in costs related to the reduction in force substantially completed in March 2009;

•             A decrease of $0.6 million in legal, accounting, consulting and other expenses;

•             A decrease of $0.7 million due to spending for trade shows, travel and marketing materials; and

•             A decrease of $0.6 million in employee stock-based compensation expense.

Loss on Impairment of Long-Lived Assets

	Six Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

Loss on impairment of long-lived assets	$2,494	$—	$2,494

The $2.5 million increase in loss on impairment of long-lived assets for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was attributable to the non-cash charge of $2.5 million relating to the impairment of long-lived assets which have been determined to be impaired. The fair value of long-lived assets was based on a market approach obtained through an external assessment of long-lived assets values by considering the market participant assumptions affecting the value to be realized through an auction of property and equipment.

Interest and Other Income (Expense), Net

	Six Months Ended June 30,		Dollar
	2009	2008	Change
	(in thousands)

Interest and other income (expense), net	$35	$669	$(634)

The $0.6 million decrease in interest and other income, net, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily attributable to a decrease in the levels of cash, cash equivalents and short-term investments, as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term investments balances as of June 30, 2009 and December 31, 2008 are summarized as follows:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)

Cash and cash equivalents	$9,968	$13,373
Short-term investments	—	5,752

Total cash and cash equivalents and short-term investments	$9,968	$19,125

Sources of Liquidity

We are in the development stage and have incurred losses since our inception in June 2002. As of June 30, 2009, we had an accumulated deficit of $146.0 million. Prior to our Initial Public Offering in February 2007, we funded our operations from the private placements of our convertible preferred stock resulting in aggregate net proceeds of $75.6 million through December 31, 2006. Upon completion of the reduction in force in April 2009, our cash requirements were greatly reduced. On May 11, 2009, our board of directors concluded that a statutory dissolution and liquidation was in the best interests of our stockholders and therefore adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution by our stockholders. The Plan of Dissolution is subject to approval at a special meeting of our stockholders, which is expected to be held on August 3, 2009.  If the Company’s stockholders do not approve the Plan of Dissolution, the board of directors will explore the strategic alternatives available to the Company.

As of June 30, 2009, we did not have any outstanding or available debt financing arrangements, we had working capital of $9.2 million, and our primary source of liquidity was $10.0 million in cash and cash equivalents. The Company believes the existing cash and cash equivalents are sufficient to meet the anticipated cash requirements through at least December 31, 2009.

Cash Flows

Our operating, investing and financing activities for the six months ended June 30, 2009 and June 30, 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Net cash used in operating activities	$(9,012)	$(22,926)
Net cash provided by investing activities	5,539	21,017
Net cash provided by financing activities	68	203

Net decrease in cash and cash equivalents	$(3,405)	$(1,706)

Operating Activities

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2009, compared to $22.9 million for the six months ended June 30, 2008. The net cash used in operating activities for the six months ended June 30, 2009 and 2008 primarily reflects expenses related to product development and clinical trials.  These expenses were partially offset by depreciation and amortization, amortization of securities discounts, gain on sale of investments, non-cash stock-based compensation and non-cash charges in operating assets and liabilities, including an asset impairment charge of $2.5 million, based on the estimated liquidation value of long-lived assets.

Investing Activities

Net cash provided by investing activities was $5.5 million for the six months ended June 30, 2009, compared to $21.0 million for the six months ended June 30, 2008. Net cash provided by investing activities for the six months ended June 30, 2009 was attributable to the proceeds from the maturities of investments of $5.7 million, which were partially offset by the purchase of property and equipment of $0.2 million. Net cash provided by investing activities for the six months ended June 30, 2008 was primarily attributable to the sale of investments of $10.0 million and the proceeds from maturities of investments of $23.8 million, which were partially offset by the purchase of short-term investments of $11.9 million and the purchase of property and equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $68,000, compared to $203,000 for the six months ended June 30, 2008. Net cash provided by financing activities for each of the six months ended June 30, 2009 and 2008 was attributable to the proceeds from the exercise of stock options, and purchase of stock through the Employee Stock Purchase Plan in May 2008.

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

In January 2009, we notified our employees that we were initiating a headcount reduction that would impact 94% of our employees.  We completed this reduction by April 30, 2009.  With this reduction, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through at least December 31, 2009.  Our board of directors approved the Plan of Dissolution on May 11, 2009.  We filed a definitive proxy statement with the United States Securities and Exchange Commission on June 8, 2009 and on or about that date we mailed the proxy statement to our stockholders of record for the purpose of obtaining stockholder approval of the Plan of Dissolution at a meeting originally scheduled to occur on July 9, 2009.  On July 7, 2009, we announced that we had postponed the special meeting of our stockholders until 9:00 a.m. Pacific Time on August 3, 2009 in order to allow for further discussions with two parties about a transaction that would be an alternative to liquidation and dissolution.  If the Company’s stockholders do not approve the Plan of Dissolution, the board of directors will explore the strategic alternatives available to the Company.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Custom NX DES Systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete clinical trials and successfully deliver a commercial product to market. If we do not dissolve and liquidate our assets, our future funding requirements will depend on many factors, including but not limited to:

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

Contractual Obligations

Our principal commitments as of June 30, 2009 consist of obligations under operating leases and purchase obligations that we enter into through the normal course of business. See Note 7 of our Notes to Condensed Financial Statements for more detailed information.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Liquidation and Dissolution

In the event that our stockholders approved the Plan of Dissolution, we intend to liquidate all of our remaining non-cash assets and, after paying or making reasonable provision for the payment of claims against and obligations of XTENT as required by law, distribute any remaining cash to our stockholders. We may defend suits and incur claims, liabilities and expenses (such as salaries and benefits, directors’ and officers’ insurance, payroll and local taxes, facilities expenses, legal, accounting and consulting fees, rent, clinical trial termination and related expenses and miscellaneous office expenses) following approval of the Plan of Dissolution and during the three years following the date on which we file our certificate of dissolution with the Delaware Secretary of State, or the Effective Date. Satisfaction of these claims, liabilities and expenses will reduce the amount of assets available for ultimate distribution to stockholders. While we cannot predict the actual amount of our liabilities, other obligations and expenses and claims against us, we believe that available cash and any amounts received from the sale of our remaining non-cash assets will be adequate to provide for the satisfaction of our liabilities, other obligations and expenses and claims against us and that we will make one or more cash distributions to stockholders. The estimated range of approximately $0.11 and $0.40 per share is our best current estimate of the aggregate amount of cash that will ultimately be available for distribution to stockholders.

Assuming that the Plan of Dissolution is approved by the requisite vote of our stockholders, we intend to sell, liquidate or otherwise dispose of our remaining non-cash assets, consisting of our drug eluting stent systems and related intellectual property, pre-clinical and clinical trial data and related regulatory filings, Custom NX DES Systems designs and related documentation, tooling, manufacturing and test equipment, furniture and supplies, and pay or make reasonable provision for the payment of claims against and obligations of XTENT. Although we are not able to predict with certainty the precise nature, amount or timing of any distributions, we presently expect to make an initial distribution, as soon as reasonably practicable following the initial sale of our non-cash assets, to holders of record of our common stock as of the close of business on the Effective Date. We currently estimate that the amount ultimately distributed will be between approximately $0.11 and $0.40 per share of common stock, assuming we are unable to sell our non-cash assets. We are not able to predict with certainty the precise nature, amount or timing of any distributions, primarily due to our inability to predict the amount of our remaining liabilities or the amount that we will expend during the course of the liquidation, the timing of any sales of our remaining non-cash assets and the net value, if any, of our remaining non-cash assets. To the extent that the amount of our liabilities or the amounts that we expend during the liquidation are greater than we anticipate, our stockholders may receive substantially less than the amount we currently estimate. Our board of directors has not established a firm timetable for any final distributions to our stockholders. Subject to contingencies inherent in winding up our business, our board of directors intends to authorize any distributions as promptly as reasonably practicable in our best interests and the best interests of our stockholders. Our board of directors, in its discretion, will determine the nature, amount and timing of all distributions.

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

On April 1, 2009, we adopted FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed balance sheets at fair value. The adoption of the new disclosure requirements did not have a material impact on our condensed financial condition, results of operations, or cash flows.

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

On April 1, 2009, we adopted FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate.  The adoption of FSP SFAS 157-4 did not have a material impact on our condensed financial condition, results of operations, or cash flows.

On April 1, 2009, we adopted FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”).  FSP SFAS 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of FSP SFAS no 115-2 and SFAS No. 124-2 did not have a material impact on our financial position, operating results or cash flows.

On April 1, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS No. 165 did not have a material impact on our condensed financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and U.S. government and agency securities. Our cash and cash equivalents as of June 30, 2009 consist of liquid money market funds and U.S. government securities. We did not have short-term investments as of June 30, 2009. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

Exchange rate risk

Under our Supply Agreement with Fortimedix B.V., we have market risk exposure to adverse changes in foreign exchange rates. The cost of the stents we purchase from Fortimedix requires payment in euros, and payments for clinical trial expenses are also paid and accrued in euros. Fluctuations in the euro to U.S. dollar exchange rate therefore impacts the cost of our product. To date, we have not experienced any significant negative foreign exchange transaction losses. We expect higher product costs if there is a decline in the exchange rate between the U.S. dollar and the euro. Based upon the supply agreement, any further annual purchase commitments have been delayed until we receive IDE approval from the FDA.  In May 2009, the Company received a conditional IDE approval from the FDA which requires the Company to address certain technical issues about which the FDA has questions before a full IDE approval will be granted.  As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

On May 11, 2009 our board of directors approved a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution.  We filed a definitive proxy statement with the United States Securities and Exchange Commission on June 8, 2009 and on or about that date we mailed the proxy statement to our stockholders of record for the purpose of obtaining stockholder approval of the complete liquidation and dissolution of XTENT pursuant to the Plan of Dissolution at a meeting originally scheduled to occur on July 9, 2009.  On July 7, 2009, we announced that we had postponed the special meeting of our stockholders until 9:00 a.m. Pacific Time on August 3, 2009 in order to allow for further discussions with two parties about a transaction that would be an alternative to liquidation and dissolution.

If our stockholders approve the Plan of Dissolution, we will pursue a revenue clearance certificate from the Department of Finance of the State of Delaware and, once received, file a Certificate of Dissolution with the State of Delaware Secretary of State. The risks described below under the caption “Risks Related to the Plan of Dissolution” address risks we and our stockholders face if the Plan of Dissolution is approved.  Additional risks related to the Plan of Dissolution may be found in our proxy statement filed with the Securities and Exchange Commission on June 8, 2009, under the heading, “Risk Factors.”

Risks Related to Our Plan of Dissolution

The amount we distribute to our stockholders pursuant to the Plan of Dissolution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses and claims against us are higher than we currently anticipate.

The amount of cash ultimately distributed to stockholders pursuant to the Plan of Dissolution depends on the amount of our liabilities, obligations and expenses and claims against us, contingency reserves that we establish, during the liquidation process, and the amount we generate from the sale of our remaining non-cash assets and intellectual property.  We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us, but those estimates may be inaccurate.  Factors that could impact our estimates include the following:

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

Whether or not the Plan of Dissolution is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our stockholders.  If the Plan of Dissolution is approved by our stockholders, in order to curtail expenses, we intend to seek relief from the SEC, as soon as reasonably practical, to suspend our reporting obligations under the Exchange Act, and ultimately to terminate the registration of our common stock.  We anticipate that, if granted such relief, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the SEC might require.  To the extent that we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our stockholders.  These expenses include, among others, those costs relating to:

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

After the date upon which we file a certificate of dissolution with the Delaware Secretary of State, or the “Effective Date,” our corporate existence will continue, but we will not be able to carry on any business except for the purpose of winding up our business and affairs.  Following the Effective Date, we will pay or make reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual or statutory claims, known to us.  We also may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against us or other obligations.  In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us, each stockholder could be held liable for amounts due to creditors up to the amounts distributed to such stockholder under the Plan of Dissolution.  In such event, a stockholder could be required to return all amounts received as distributions pursuant to the Plan of Dissolution and ultimately could receive nothing under the Plan of Dissolution.  Moreover, for U.S. federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid.  The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended, or the Code.

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

Risks Related to Our Continuing Business Operations if the Plan of Dissolution is Not Approved by Our Stockholders

If our stockholders do not approve the Plan of Dissolution, our board of directors will explore what, if any, alternatives are available for our future, particularly in light of the fact that we have terminated substantially all of our employees, would need significant additional capital to support our U.S. pivotal clinical trials and efforts to commercialize our products in Europe, commenced the process of winding up our business and will continue to incur net losses for the foreseeable future. There is currently no active business left to operate and rehiring employees may not be possible, or may take several months at a cost we are unable to estimate.

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

We engaged Piper Jaffray & Co. to help us explore potential strategic alternatives such as a sale of some or all of our assets or a merger transaction.  There can be no assurance that we will be able to complete such a transaction on terms acceptable to us, or at all.  We do not have sufficient cash to commercialize our product in Europe or to initiate our U.S. pivotal clinical trials.  If we are unsuccessful in identifying and completing a strategic transaction or securing adequate funding, we may not be able to continue our operations and may need to wind up our business and liquidate our assets.

In January 2009, we notified our employees that we would reduce our headcount by eliminating 115 of 122 positions, effective March 23, 2009. We currently have only three employees, including Gregory D. Casciaro, our President and Chief Executive Officer, and two non-executive employees.  The significant reduction in headcount may make it less likely that we will be able to complete a strategic transaction.  Certain third parties who might otherwise consider a strategic transaction may be unwilling to do so if they are not able to retain certain of our employees.  Likewise, certain third parties who might otherwise consider a strategic transaction may be unwilling to do so in light of the fact that we have announced the approval of the Plan of Dissolution by our board of directors.

Even if we are successful in completing a strategic transaction, the nature of such a transaction may require us to significantly alter or cease our current operations.

Among other strategic alternatives, we are considering the sale of individual assets, such as our Custom NXP peripheral stent technology, our bioabsorbable stent technology, our customizable drug eluting balloon technology and our principal product, the Custom NX coronary stent system.  To date, our activities have primarily focused on the development of the Custom NX systems.  If we sell our Custom NX product, we will need to refocus our efforts and dedicate significant resources to the development of one or more of our non-core products.  There can be no assurance that we will be able to successfully develop, market and commercialize any or all of such products.  If, pursuant to a strategic transaction, we sell one of our non-core products, we may not receive sufficient consideration to fund the European commercialization of our Custom NX system or the initiation of our IDE trials.

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

After our reduction in headcount, we believe our existing cash and cash equivalent balances and interest we earn on these balances will be sufficient to meet our cash requirements through at least December 31, 2009, although our business activities will be limited until such time as further financing is obtained, if at all. Our future funding requirements will depend on many factors, including:

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

We require additional capital beyond our current cash balance. For example, we will need to raise additional funds in order to commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. We estimate that it would cost approximately $45.0 million to complete our CUSTOM IV and V clinical trials. In addition, we would need to spend additional funds for regulatory approvals and for activities to commercialize our Custom NX DES Systems. The development of any new applications of our custom length stent technology and new products will also require the expenditure of significant financial resources and take several years to complete.

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

We have incurred net losses since our inception in June 2002. For the years ended December 31, 2008, 2007, and 2006, we had net losses of $41.1 million, $38.8 million and $25.0 million, respectively. As of June 30, 2009, we had an accumulated deficit of $146.0 million. To date, we have financed our operations primarily through private placements of our equity securities and our Initial Public Offering, completed on February 1, 2007, and have devoted substantially all of our resources to research and development and clinical studies related to our Custom NX DES Systems, which consist of the Custom NX 36 and the Custom NX 60.  Since we have only recently received CE Mark and we do not have approval from the Food and Drug Administration, or FDA, or any other regulatory authority for our products, we are only authorized to market our current products in the European Union and certain other countries that recognize CE Mark, and we have not generated any revenues since our inception. If we continue as an operating business, we expect our research and development expenses to increase significantly in connection with our clinical trials and other product development activities. If we obtain additional funding or complete a strategic transaction that provides adequate resources, we expect to incur significant sales and marketing expenses and manufacturing expenses as we commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity.

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

If, in our large-scale comparative pivotal clinical trial, we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial end-points and performance, comparable to other drug eluting and bare metal stents that have been approved by the FDA, our ability to successfully market our Custom NX DES Systems may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, our Custom NX DES Systems may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative drug eluting stents, such as the Cypher ® stent, the Taxus ® Express2TM stent, the Taxus Liberte stent, the Endeavor ® stent, the XienceTM V stent and the PromusTM stent, the six drug eluting stents currently marketed in the United States. Another important factor upon which the safety and efficacy of our Custom NX DES Systems will be measured is the incidence of late-stent thrombosis following procedures using our drug eluting stents. Some clinical data suggests a small but significant increase in the rate of death and heart attack associated with drug eluting stents when compared to bare metal stents, possibly due to late-stent thrombosis. The FDA convened a public meeting of its Circulatory System Devices Advisory Panel on December 7 and 8, 2006 with the intention of obtaining additional information on the risks, timing and incidence rates of late-stent thrombosis. In March 2008, the FDA published draft guidance regarding non-clinical and clinical studies for drug eluting stents See “Preliminary third-party data has raised concerns that drug eluting stents may cause an increase in late-stent thrombosis.” We cannot assure you that our long-term data, once obtained, will be different than that suggested in the recent studies regarding late-stent thrombosis.

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

IDE approval from the FDA is required before we can commence our planned pivotal clinical trials in the United States for our Custom NX DES Systems.   In May 2009, we received a conditional IDE approval from the FDA which requires the Company to address certain technical issues about which the FDA has questions before a full IDE approval will be granted. Even if we were to address all of the FDA’s questions, we currently do not have adequate resources to initiate our CUSTOM IV or CUSTOM IV Angio clinical trials unless we obtain additional funding or complete a strategic transaction that provides adequate resources. We cannot guarantee that such a financing or strategic transaction will be available on terms agreeable to us, or at all.

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

Our ability to protect our products from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. As of June 30, 2009 we had seven issued U.S. patents, one of which is under exclusive license, covering certain aspects of the technology that we intend to commercialize and a number of other issued patents and pending patent applications in the United States and abroad. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering medical devices and pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, patents that have issued to us or may issue in the future may not be valid or enforceable. Further, even if valid and enforceable, our patents may not be sufficiently broad to prevent others from marketing products like ours, despite our patent rights.

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

We currently have limited resources, facilities and experience to commercially manufacture the device component of our products and apply the drug coating to the stents. In addition, pursuant to the terms of the restated license agreement with Biosensors, we plan to perform our own drug coating formulation.  Furthermore, we completed a reduction in our headcount from 122 to 3 employees as of June 30, 2009 .  None of the remaining employees will be manufacturing personnel.  In order to produce our Custom NX DES Systems in the quantities that we anticipate will be required to meet anticipated market demand, we will need to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that will require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. If we are unable to do so, we may not be able to produce products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, if at all. If we develop and obtain regulatory approval for our products and are unable to manufacture a sufficient supply of our products, our revenue, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces stents that do not meet quality and other standards, our future gross margins may decline.

We have in the past and may again in the future assemble our Custom NX DES Systems and apply the drug coating at our facilities in Menlo Park, California. Under the terms of our lease agreement for these facilities, our landlord may terminate our lease at any time on or after May 1, 2010 by giving us 180 days’ notice, if it has obtained certain redevelopment rights with respect to the leased premises. Prior to the commercial launch of our product, our leased premises will have to be inspected and approved by the FDA, and will likely require additional certifications by the State of California Department of Health Services, or CDHS. Our facility and quality systems are also required to pass annual audits for purposes of International Standardisation Organization, or ISO, compliance. We were scheduled to be audited in the third quarter of 2009, but we cancelled that audit because we do not believe that we have adequate personnel to pass the audit. We will not be able to commercialize our product until we successfully pass the audit. If audits and inspections of our facilities determine that our facility does not meet applicable standards, or if there is a disruption to our existing manufacturing facility, or if our landlord elects to terminate our lease on or after May 1, 2010, we will have no other means of manufacturing our products until we are able to restore the manufacturing capability at our facility or lease alternative manufacturing facilities and obtain regulatory approval for these facilities. Because our Menlo Park facilities are located in a seismic zone, we face the risk that an earthquake may damage our facilities and disrupt our operations. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, if we obtain regulatory approval of our products and are unable to produce sufficient quantities of our products to support our planned commercial activities or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

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

Although we have identified several vendors for the components of our products, some of our components are currently provided by only one vendor, or a single-source supplier. In addition to our reliance on Biosensors as the only source for the supply of our drug coating, we also depend on SurModics, which provides the slippery coating on our sheath. Our current agreement with SurModics, allows SurModics to terminate the agreement since we did not commercialize our product by July 1, 2009. We do not have long-term contracts with some of our third-party suppliers of components used in the manufacture of our stent delivery catheters or the cobalt chromium tubing and laser-precision cutting process required to produce the stent segments included in our device. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process and we do not carry a significant inventory of most components used in our products. Establishing additional or replacement suppliers for these components, and obtaining any additional regulatory approvals that may result from adding or replacing suppliers, will take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us. Some of our suppliers are also our competitors and may be reluctant to supply components to us on favorable terms, if at all.

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

We depend on our President and Chief Executive Officer, and if we are not able to retain him or recruit additional qualified personnel, our business will suffer.

We are dependent on our President and Chief Executive Officer, Gregory D. Casciaro. Due to the specialized knowledge Mr. Casciaro possesses with respect to interventional cardiology and our business activities, the loss of his service could delay or prevent the successful completion of a fundraising event, a strategic transaction, or provided that we can continue with our ongoing operations, our clinical trials and the commercialization of our Custom NX DES Systems. Mr. Casciaro may terminate his employment without notice and without cause or good reason. We carry key person life insurance on Mr. Casciaro.  In connection with our reduction in force and our plans to explore strategic alternatives, we entered into retention and severance agreements with the three remaining employees, including Mr. Casciaro.  Pursuant to these agreements, we have agreed to make retention payments to each of these employees, provided their employment is not terminated for cause prior to the date upon which we complete a strategic transaction, or the employee’s expected termination date, whichever is earlier.

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

As of June 30, 2009, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 69.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

XTENT, Inc.

Date: July 24, 2009	By:	/s/ GREGORY D. CASCIARO
GREGORY D. CASCIARO
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2009	By:	/s/ TIMOTHY D. KAHLENBERG
TIMOTHY D. KAHLENBERG
Chief Financial Officer
(Principal Accounting and Financial Officer)